Form 10-K
period 2025-12-31
UMH PROPERTIES, INC.
filed 2026-02-25
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2025 was $1.4 billion. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at June 30, 2025 was $1.3 billion.

The number of shares outstanding of issuer’s Common Stock as of February 24, 2026 was 85,016,121 shares.

Documents Incorporated by Reference:

-Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the 2026 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2025.

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

Description of Business

The Company’s primary business is the ownership and operation of manufactured home communities – leasing manufactured homesites to residents. The Company also leases manufactured homes to residents and, through its wholly-owned taxable REIT subsidiary, UMH Sales and Finance, Inc. (“S&F”), sells and finances the sale of manufactured homes to residents and prospective residents of our communities and for placement on customers’ privately-owned land. In 2022, the Company also formed an opportunity zone fund, UMH OZ Fund, LLC (“OZ Fund”), to acquire, develop and redevelop manufactured home communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The purpose of this program is to encourage long-term investment in economically distressed areas. The Company holds a 77% interest in the OZ Fund, which owns two communities, located in South Carolina and Georgia.

As of December 31, 2025, the Company operated a portfolio of 145 manufactured home communities, of which 142 are majority owned and are included in our consolidated operations with the remaining three owned through our joint ventures with Nuveen Real Estate (“Nuveen” or “Nuveen Real Estate”) in which the Company has a 40% interest. One of these joint ventures owns two communities in Florida (Sebring Square and Rum Runner) and one joint venture owns one community in Pennsylvania (Honey Ridge). Of the 142 majority owned communities, 140 are owned 100% by the Company with the remaining two owned by the Company’s Opportunity Zone Fund, in which the Company has a 77% interest. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 “Investment in Joint Ventures” and Note 6 “Opportunity Zone Fund” of the Notes to Consolidated Financial Statements). The Company’s portfolio of 145 communities contain a total of approximately 27,100 developed homesites, of which 11,000 contain rental homes that are leased to residents. These 145 communities are located in twelve states consisting of New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia. In addition, the Company has over 1,000 self-storage units available for leasing by residents.

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

Manufactured homes are accepted by the public as a viable and economically attractive alternative to conventional site-built single-family housing. The affordability of the modern manufactured home makes it a very attractive housing alternative. Depending on the region of the country, prices per square foot for a new manufactured home average up to 50 percent less than a comparable site-built home, excluding the cost of land. This is due to a number of factors, including volume purchase discounts, inventory control of construction materials and control of all aspects of the construction process, which is generally a more efficient, environmentally friendly and streamlined process as compared to a site-built home. In addition, manufactured homes are built in factories, shielded from the weather-related elements, using a controlled environment for efficiency and quality, with components assembled and inspected before being transported to the final site.

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

Typically, our leases are on an annual or month-to-month basis, renewable upon the consent of both parties. In some of our states, we offer 25-year leases to purchasers of new homes that limit rent increases to 5% or CPI, whichever is greater. The community manager sells or leases homes to fill vacant sites, collects rent and finance payments, ensures compliance with community regulations, maintains common areas and community facilities and is responsible for the overall appearance of the community. The homeowner is responsible for the maintenance of the home and leased site. As a result, our capital expenditures tend to be less significant relative to multifamily rental apartments. Manufactured home communities produce predictable income streams and provide protection from inflation due to the ability to annually increase rents.

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

In connection with the operation of its communities, UMH also leases manufactured homes to prospective tenants. As of December 31, 2025, UMH owned approximately 10,900 rental homes, not including rental homes in the joint venture communities, representing approximately 41% of its developed homesites. The Company engages in the rental of manufactured homes primarily in areas where the communities have existing vacancies. The rental homes produce income from both the home and the site which might otherwise be non-income producing.

Inherent in the operation of a manufactured home community is the development, redevelopment, and expansion of our communities. In addition to leasing manufactured homes to residents, through the Company’s 100% owned, fully consolidated subsidiary S&F, the Company sells and finances the sale of manufactured homes in our communities, with the financing administered through a third-party lending program with Triad Financial Services. S&F was established to enhance the value of our communities by filling sites that may otherwise be vacant. The home sales business is operated as it is with traditional homebuilders, with sales centers, model homes, an inventory of completed homes and the ability to supply custom designed homes based upon the requirements of the new homeowners. In addition, our sales centers can earn a profit by selling homes to customers for placement on their own private land.

Investment and Other Policies

The Company may invest in improved and unimproved real property and may develop unimproved real property. Such properties may be located throughout the U.S. but the Company has generally concentrated on the Northeast, Midwest and Southeast. Since 2010, we have quadrupled the number of developed homesites by purchasing 112 communities containing approximately 19,400 homesites. We are focused on acquiring communities with significant upside potential and leveraging our expertise to build long-term capital appreciation.

Our growth strategy involves purchasing well-located communities in our target markets. As part of our growth strategy, we intend to evaluate potential opportunities to expand into additional geographic markets, including other markets in the southeastern United States.

The Company also evaluates its properties for expansion opportunities. Development of the additional acreage available for expansion allows us to leverage existing communities and amenities. We believe our ability to complete expansions translates to greater value creation and cash flow through operating efficiencies. The Company has approximately 2,300 acres of additional land potentially available for future development. See PART I, Item 2 – Properties, for a list of our additional acreage.

The Company seeks to finance acquisitions with the most appropriate available source of capital, including purchase money mortgages or other financing, which may be first liens, wraparound mortgages or subordinated indebtedness, sales of investments, and issuance of additional equity securities. In connection with its ongoing activities, the Company may issue notes, mortgages or other senior securities. The Company intends to use both secured and unsecured lines of credit. The Company’s joint venture relationship with Nuveen Real Estate may also provide a source of financing for acquisitions of newly developed communities and development of new communities.

The Company may repurchase or reacquire its shares from time to time if, in the opinion of the Board of Directors (the “Board”), such an acquisition is advantageous to the Company. In September 2025, the Board increased the Company’s pre-existing common stock repurchase program to allow the Company to repurchase up to $100 million in the aggregate of the Company’s Common Stock. During the year ended December 31, 2025, the Company repurchased 320,000 shares of its Common Stock at an aggregate cost of $4.8 million, or a weighted average price of $15.06 per share. The last repurchase was made on December 3, 2025. During the year ended December 31, 2024, the Company did not repurchase any shares of its Common Stock.

In addition to its manufactured home communities, the Company also owns a portfolio of investment securities, consisting of marketable equity securities issued by other REITs, which represented 1.1% of undepreciated assets (which is the Company’s total assets excluding accumulated depreciation) at December 31, 2025. These liquid real estate holdings provide additional diversification, liquidity and income. The Company, from time to time, may purchase these securities on margin when the interest and dividend yields exceed the cost of funds. However, other than purchasing marketable equity securities through automatic dividend reinvestments, the Company has not made any purchases of REIT securities during 2023, 2024 and 2025 and we do not intend to increase our investments in our REIT securities portfolio.

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

Our properties are insured against risks that may cause property damage and business interruption including events such as fire, business interruption, general liability and if applicable, flood. Our insurance policies contain deductible requirements, coverage limits and particular exclusions. It is the policy of the Company to maintain adequate insurance coverage on all of our properties and, in the opinion of management, all of our properties are adequately insured. We also obtain title insurance, insuring fee title to the properties in an aggregate amount which we believe to be adequate.

State and local rent control laws in certain jurisdictions located within New York and New Jersey may dictate the structure of rent increases and limit our ability to recover increases in operating expenses and the costs of capital improvements. In 2019, the State of New York enacted the Housing Stability and Tenant Protection Act of 2019, which, among other things, set maximum collectible rent increases. Rent control also currently affects three of our manufactured home communities in New Jersey and, effective March 1, 2026, statewide rent control will limit rent increases on all of our New Jersey manufactured home communities. Enactment of such laws has been considered at various times in other jurisdictions. We presently expect to continue to maintain properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-related legislation exists or may be enacted.

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required. The Company anticipates that renovation expenditures with respect to its present properties during 2026 will be approximately $40 to $50 million.

Human Capital

The attraction, motivation and retention of our employees are critical factors in furthering the growth and financial success of the Company. We recognize that our ability to achieve the high standards we set for ourselves can best be accomplished by having a diverse team. Our benefits programs are designed to achieve employee satisfaction and advancement. As of February 20, 2026, the Company had approximately 540 employees, including officers. Approximately half of our management team and 44% of our total employee population are female. Over 67% of our employees are 40 years of age or older, of which 25% are over 60 years of age. During each year, the Company hires additional part-time and seasonal employees as groundskeepers and lifeguards and to conduct emergency repairs.

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

Information about our Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 2025:

Name	Age	Position

Eugene W. Landy	92	Chairman of the Board of Directors and Founder
Samuel A. Landy	65	President and Chief Executive Officer
Anna T. Chew	67	Executive Vice President, Chief Financial Officer and Treasurer
Craig Koster	50	Executive Vice President, General Counsel and Secretary
Brett Taft	36	Executive Vice President and Chief Operating Officer

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

Real Estate Industry Risks:

●	General economic conditions and the concentration of our properties in certain states may affect our ability to generate sufficient revenue to maintain our profitability.
●	We may be unable to compete with our larger competitors for acquisitions, which may increase prices for communities.

●	We may not be able to integrate or finance our acquisitions and our acquisitions may not perform as expected.
●	We may be unable to finance or accurately estimate or anticipate costs and timing associated with expansion activities.
●	We may be unable to sell properties when appropriate because real estate investments are illiquid.
●	Our ability to sell manufactured homes may be affected by various factors, which may in turn adversely affect our profitability.
●	Licensing laws and compliance could affect our profitability.
●	The termination of our third-party lending program could adversely affect us.
●	Many of our costs may be adversely impacted by continued heightened inflation.
●	Costs associated with taxes and regulatory compliance may reduce our revenue.
●	Rent control legislation may harm our ability to increase rents.
●	Environmental liabilities could affect our profitability.
●	Some of our properties are subject to potential natural or other disasters.
●	Climate change may adversely affect our business.
●	Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties which could adversely affect our business.
●	Losses in excess of our insurance coverage or uninsured losses could adversely affect our cash flow.
●	Our investments are concentrated in the manufactured housing/residential sector and our business would be adversely affected by an economic downturn in that sector.
●	Our joint venture relationship with Nuveen Real Estate may subject us to risks, including limitations on our decision-making authority and the risk of disputes, which could adversely affect us.

Financing Risks:

●	We face risks generally associated with our debt.
●	We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.
●	We face risks associated with our dependence on external sources of capital.
●	We may become more highly leveraged, resulting in increased risk of default on our obligations and an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.
●	We are subject to risks associated with the current interest rate environment, and changes in interest rates may affect our cost of capital and, consequently, our financial results.
●	Covenants in our credit agreements and other debt instruments could limit our flexibility and adversely affect our financial condition.
●	A change in the U.S. government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition.
●	We face risks associated with the financing of home sales to customers in our manufactured home communities.

Risks Related to our Status as a REIT:

●	If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.
●	Failure to make required distributions would subject us to additional tax.
●	We may not have sufficient cash available from operations to pay distributions to our shareholders, and, therefore, distributions may be made from borrowings.
●	We may be required to pay a penalty tax upon the sale of property that is determined to be held for sale to customers.
●	We may be adversely affected if we fail to qualify as a REIT.
●	To qualify as a REIT, we must comply with certain highly technical and complex requirements.
●	There is a risk of changes in the tax law applicable to REITs.
●	We may be unable to comply with the strict income distribution requirements applicable to REITs.
●	Our taxable REIT subsidiary (“TRS”) is subject to special rules that may result in increased taxes.
●	Notwithstanding our status as a REIT, we are subject to various federal, state and local taxes on our income and property.

General Risk Factors

●	Global and regional economic conditions could materially adversely affect our business, results of operations, financial condition and growth.
●	We may not be able to obtain adequate cash to fund our business.
●	We are dependent on key personnel.
●	If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results, which could result in a loss of investor confidence and adversely affect the market price of our Common Stock.
●	Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests.
●	We may amend our business policies without shareholder approval.
●	Third-party expectations relating to sustainability initiatives may impose additional costs and expose us to new risks.
●	The market value of our Series D Preferred Stock and Common Stock could decrease based on our performance and market perception and conditions.
●	The market price and trading volume of our Common Stock may fluctuate significantly.
●	The market price and trading volume of our Series D Preferred Stock may fluctuate significantly.
●	Future issuance or sale of additional shares of Preferred Stock or Common Stock or other securities could adversely affect the trading prices of our outstanding Series D Preferred Stock and Common Stock.
●	Future issuances of our debt securities, which would be senior to our Series D Preferred Stock upon liquidation, or preferred equity securities which may be senior to our Series D Preferred Stock for purposes of dividend distributions or upon liquidation, may adversely affect the per-share trading prices of our Series D Preferred Stock.
●	There are restrictions on the transfer of our capital stock.
●	The dual listing of our Common Stock on the New York Stock Exchange (“NYSE”) and the Tel Aviv Stock Exchange (“TASE”) may result in price variations that could adversely affect liquidity of the market for our Common Stock.
●	The existing mechanism for the dual listing of securities on the NYSE and the TASE may be eliminated or modified in a manner that may subject us to additional regulatory burden and additional costs.
●	We are subject to restrictions that may impede our ability to effect a change in control.
●	We cannot assure you that we will be able to pay distributions regularly.
●	Dividends on our capital stock do not qualify for the reduced federal tax rates available for some dividends (i.e., they are not qualified dividends).
●	We are subject to risks arising from litigation.
●	Future terrorist attacks and military conflicts could have a material adverse effect on general economic conditions, consumer confidence and market liquidity.
●	Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our capital stock.
●	We face risks relating to cybersecurity attacks which could adversely affect our business, cause loss of confidential information and disrupt operations.
●	We operate in an intensely competitive business environment. We may not be as successful as our competitors in keeping pace with developments in technology, including incorporating generative artificial intelligence and machine learning into our business, or adapting to a rapidly changing marketplace.
●	We are dependent on continuous access to the Internet to use our cloud-based applications.
●	We face risks relating to expanding use of social media mediums.
●	The use of AI presents risks and challenges that may adversely impact us.
●	Our OZ Fund may fail to qualify for the tax benefits available for investments in qualified opportunity zones under the detailed rules adopted by the Internal Revenue Service.
●	We face various risks and uncertainties related to public health crises, pandemics or other highly infectious or contagious diseases.

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

The termination of our third-party lending program could adversely affect us. S&F currently relies exclusively on its third-party lending program for all loan origination and servicing activity. As a result, the termination of our third-party lending program could impact our ability to continue with our home financing activities. In the event the third-party lending program is terminated, either by the third party or by us, we would seek to develop an internal lending program so that we could continue to offer home financing to prospective residents of our communities. Such an internal lending program could expose us to additional risks, including additional risks associated with non-compliance with requirements imposed by federal and state consumer finance laws and regulations.

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

Rent control legislation may harm our ability to increase rents. State and local rent control laws in certain jurisdictions may limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. In 2019, the State of New York enacted the Housing Stability and Tenant Protection Act of 2019, which, among other things, set maximum collectible rent increases. Rent control also currently affects three of our manufactured home communities in New Jersey and, effective March 1, 2026, statewide rent control will limit rent increases on all of our New Jersey manufactured home communities. Enactment of such laws has been considered at various times in other jurisdictions. We presently expect to continue to maintain properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-related legislation exists or may be enacted.

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

Of the 145 manufactured home communities we operated as of December 31, 2025, 47 have their own wastewater treatment facility or water distribution system, or both. At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by the individual state’s environmental protection agencies.

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

Our joint venture relationship with Nuveen Real Estate may subject us to risks, including limitations on our decision-making authority and the risk of disputes, which could adversely affect us. We have entered into joint venture arrangements with Nuveen Real Estate under which we operate three manufactured home communities that are recently developed. It is possible that our joint venture partner, Nuveen Real Estate, may have business interests, goals, priorities or concerns that are different from our business interests, goals, priorities or concerns. Although we manage the joint venture entities and their properties, we do not have full control over decisions and require approval of Nuveen Real Estate for major decisions. As a result, we may face the risk of disputes, including potential deadlocks in making decisions. In addition, the joint venture agreements provide that until the capital contributions to the joint venture entities are fully funded or the joint ventures are terminated, and unless Nuveen declines an acquisition proposed by us, the joint ventures will be the exclusive vehicle for us to acquire any manufactured home communities that meet the joint venture’s investment guidelines. Nuveen Real Estate will have the right to remove and replace us as managing member of the joint venture entities and manager of the joint venture’s properties if we breach certain obligations or certain events occur, in which event Nuveen Real Estate may elect to buy out our interest in the applicable joint venture entity at 98% of its value. There are also significant restrictions on our ability to exit the joint ventures. Any of these provisions could adversely affect us.

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

We are subject to risks associated with the current interest rate environment, and changes in interest rates may affect our cost of capital and, consequently, our financial results. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility, may slow economic growth and/or cause a recession, and may affect our ability to complete potential acquisitions. Because a portion of our debt bears interest at variable rates, in periods of rising interest rates, our cost of funds would increase, which could adversely affect our cash flows, financial condition and results of operations, ability to make distributions to shareholders, and the cost of refinancing and reduce our access to the debt or equity capital markets. Increased interest rates could also adversely affect the value of our properties to the extent that it decreases the amount buyers may be willing to pay for our properties and could result in the decline of the market price of our Series D Preferred Stock and Common Stock and any other securities we issue, which may adversely impact our ability and willingness to raise equity capital on favorable terms, including through our At-the-Market Sale Programs (as defined below). Additionally, if we choose to hedge any interest rate risk, we cannot assure that any such hedge will be effective or that our hedging counterparty will meet its obligations to us. As a result, increased interest rates, including any future increases in interest rates, could adversely affect us.

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

In the event our third-party lending program is terminated, either by Triad Financial Servies or by us, we would seek to develop an internal lending program so that we could continue to offer home financing to prospective residents of our communities. Such an internal lending program would expose us to additional risks, including additional risks associated with non-compliance with requirements imposed by federal and state consumer finance laws and regulations.

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

We may be adversely affected if we fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to shareholders in computing our taxable income and will be subject to federal income tax at regular corporate rates and possibly increased state and local taxes. In addition, we might be barred from qualification as a REIT for the four years following the year of disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service. Furthermore, we would no longer be required to make any distributions to our shareholders as a condition to REIT qualification. Any distributions to shareholders would be taxable as ordinary income to the extent of our current and accumulated earnings and profits, although such dividend distributions to non-corporate shareholders would be subject to a maximum federal income tax rate of 20% (and potentially a federal tax on net investment income of 3.8%), provided applicable requirements of the Code are satisfied. Furthermore, corporate shareholders may be eligible for the dividends received deduction on the distributions, subject to limitations under the Code. Additionally, if we fail to qualify as a REIT, non-corporate shareholders would no longer be able to deduct up to 20% of certain qualified REIT dividends (other than capital gain dividends and dividends treated as qualified dividend income), that is available under current law. While initially scheduled to expire in 2025, recent legislation has made this deduction permanent.

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

There is a risk of changes in the tax law applicable to REITs. Because the IRS, the U.S. Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Numerous changes to the U.S. federal income tax laws are proposed on a regular basis. Any of such legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors. Additionally, the REIT rules are continually under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. Furthermore, legislative proposals to increase corporate tax rates or otherwise modify the U.S. federal income tax system are periodically introduced. The timing, likelihood and content of any such legislation are uncertain, and any enacted changes could adversely affect our business, financial condition and results of operations. Importantly, legislation has been proposed in several states specifically taxing REITs. If such legislation were to be enacted, our income from such states would be adversely impacted.

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

General Risk Factors

Global and regional economic conditions could materially adversely affect our business, results of operations, financial condition and growth. Adverse macroeconomic conditions, including inflation, slower growth or recession, tighter credit, higher interest rates and high unemployment could materially adversely impact our business, results of operations, financial condition and growth. In addition, uncertainty about, or a decline in, global or regional economic conditions could have a significant impact on our suppliers. Further, our business and properties could be materially adversely affected by changes in national and international political, environmental and socioeconomic circumstances and/or conflicts (including wars, terrorist acts or security operations, such as the ongoing disruption in the Middle East), the possibility of such conflicts widening, and their impact on macroeconomic conditions. Coupled with changes in Federal Reserve policies on interest rates and other economic disruptions, such circumstances may exacerbate inflation and adversely affect economic and market conditions, the level and volatility of real estate and securities prices and the liquidity of our investments. As military conflicts and related economic sanctions continue to evolve, it has become increasingly difficult to predict the impact of these events.

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

Third-party expectations relating to sustainability initiatives may impose additional costs and expose us to new risks. There is an increasing focus from certain investors concerning corporate responsibility, specifically related to sustainability initiatives. In addition, there is an increased focus on such matters by various regulatory authorities, including the SEC, and the activities and expense required to comply with new regulations or standards may be significant. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed and the regulations applicable thereto are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives or activities to satisfy such new criteria or regulations. Further, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be superior to ours, potential or current investors may elect to invest in our competitors instead of us. In addition, we could fail, or be perceived to fail, in our achievement of our initiatives and goals with respect to environmental, social and governance matters, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, our initiatives are not executed as planned, or we do not satisfy our goals, our reputation and financial results could be adversely affected.

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

Dividends on our capital stock do not qualify for the reduced federal tax rates available for some dividends (i.e., they are not qualified dividends). Income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect our taxation or the dividends payable by us, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive an investment in us to be relatively less attractive than an investment in the stock of a non-REIT corporation that pays qualified dividends, which could materially and adversely affect the value of the shares of, and per share trading price of, our capital stock. It should be noted that the TCJA provides for a deduction from income for individuals, trusts and estates up to 20% of certain REIT dividends, which reduces the effective tax rate on such dividends below the effective tax rate on interest, though the deduction is generally not as favorable as the preferential rate on qualified dividends. While initially scheduled to expire in 2025, recent legislation has made this deduction permanent.

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

We face risks relating to cybersecurity attacks which could adversely affect our business, cause loss of confidential information and disrupt operations. We rely extensively on information technology to process transactions and manage our business. In the ordinary course of our business, we collect and store sensitive data, including our business information and that of our tenants, clients, vendors and employees on our network. This data is hosted on internal, as well as external, computer systems. Our external systems are hosted by third-party service providers that may have access to such information in connection with providing necessary information technology and security and other business services to us. This information may include personally identifiable information such as social security numbers, banking information and credit card information. We employ a number of measures to prevent, detect and mitigate potential breaches or disclosure of this confidential information. We have established a Cybersecurity Subcommittee of our Audit Committee to review and provide high level guidance on cybersecurity related issues of importance to the Company. We also maintain cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches. While we continue to improve our cybersecurity and take measures to protect our business, we and our third-party service providers may be vulnerable to attacks by hackers (including through malware, ransomware, computer viruses, and email phishing schemes) or breached due to employee error, malfeasance, fire, flood or other physical event, or other disruptions. Any such breach or disruption could compromise the confidential information of our employees, customers and vendors to the extent such information exists on our systems or on the systems of third-party service providers.

Even the most well-protected information, networks, systems and facilities remain potentially vulnerable to security breaches as the techniques used in attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases may not be detected. The risk of a data breach or security failure, particularly through cyber-attacks or cyber-intrusion, has generally increased due to the rise in new technologies, such as ransomware and generative artificial intelligence and other machine learning techniques (“AI”), and the increasing sophistication and activities of the perpetrators of attempted attacks and intrusions, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict. The rapid evolution and increased adoption of AI by us and our third-party service providers may also heighten our cybersecurity risks by making cyber-attacks more difficult to detect, contain and mitigate.

Such an incident could result in potential liability or a loss of confidence and legal claims or proceedings; damage our reputation, competitiveness, stock price and long-term value; increase remediation, cybersecurity protection and insurance premium costs; disrupt and affect our business operations; or have material adverse effects on our business. Further, we may be required to expend significant additional resources to continue to enhance information security measures and internal processes and procedures or to investigate and remediate any information security vulnerabilities. There can be no assurance that our security measures taken to manage the risk of a security breach, cyber-attack or disruption will be effective or that attempted security breaches, cyber-attacks or disruptions would not be successful or damaging.

As new technologies, including tools that harness AI, rapidly develop and become accessible, the use of such new technologies by us will present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that we may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on us and our business.

We operate in an intensely competitive business environment. We may not be as successful as our competitors in keeping pace with developments in technology, including incorporating generative artificial intelligence and machine learning into our business, or adapting to a rapidly changing marketplace. Our business continues to demand the use of sophisticated systems, software and technology, including AI. These systems, software and technologies must be refined, updated and replaced on a regular basis in order for us to meet our business requirements, our customers’ demands and expectations, and regulatory requirements. If we are unable to do so on a timely basis or at a reasonable cost, our business and/or operating results could be adversely affected. Our competitors may be larger, more diversified, better funded, and have access to more advanced technology, including AI. These competitive advantages may enable our competition to innovate better and more quickly, to compete more effectively, causing us to lose business and profitability. Burgeoning interest in AI may increase our competition and disrupt our business model. AI may lower barriers to entry in our industry and we may be unable to effectively compete with the products or services offered by new competitors. AI-related changes to the products and services may affect our customers’ expectations, requirements, or tastes in ways we cannot adequately anticipate or adapt to, causing our business to lose market share or affect our ability to operate profitably and sustainably.

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

The use of AI presents risks and challenges that may adversely impact us. We intend to continue to adopt and integrate AI tools into our operations to enhance efficiencies and streamline existing systems. However, the development and maintenance of AI tools may entail substantial risks. While these tools hold promise in optimizing processes and driving efficiencies, as with many technological innovations, they also pose inherent risks. These include, but are not limited to, the potential for inaccuracy, bias, intellectual property infringement, or misappropriation, as well as concerns regarding data privacy and cyber security.

Our OZ Fund may fail to qualify for the tax benefits available for investments in qualified opportunity zones under the detailed rules adopted by the Internal Revenue Service. Some aspects of the qualified opportunity zone rules adopted by the Internal Revenue Service remain uncertain. Legislation may be needed to clarify certain of the provisions in the qualified opportunity zone rules and to give proper effect to Congressional intent as expressed in the TCJA. No assurance can be provided that additional legislation will be enacted, and even if enacted, that such additional legislation will clearly address all items that require or would benefit from clarification. It is unclear whether additional guidance will be released, or in what manner the Treasury Department will resolve any remaining areas of uncertainty. Accordingly, there can be no guarantee that our OZ Fund will qualify under the qualified opportunity zone rules as a qualified opportunity zone fund or that the Company will be able to realize, through its investment in the fund, any of the desired tax benefits.

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

Cybersecurity Governance

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

Item 2 – Properties

UMH Properties, Inc. is engaged in the ownership and operation of manufactured home communities. As of December 31, 2025, the Company operated a portfolio of 145 manufactured home communities, of which 142 are majority owned and are included in our consolidated operations with the remaining three owned through our joint ventures with Nuveen Real Estate in which the Company has a 40% interest. One of these joint ventures owns two communities in Florida (Sebring Square and Rum Runner) and one joint venture owns one community in Pennsylvania (Honey Ridge). Of the 142 majority owned communities, 140 are owned 100% by the Company with the remaining two owned by the Company’s Opportunity Zone Fund, in which the Company has a 77% interest. The Company’s portfolio of 145 communities contain a total of approximately 27,100 developed homesites, of which 11,000 contain rental homes that are leased to residents. These 145 communities are located in twelve states consisting of New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia. The rents collectible from the land in our communities ultimately depend on the value of the home and land. Therefore, fewer but more expensive homes can actually produce the same or greater rents. There is a long-term trend toward larger manufactured homes. Existing manufactured home communities designed for older manufactured homes must be modified to accommodate modern, wider and longer manufactured homes. These changes may decrease the number of homes that may be accommodated in a manufactured home community. For this reason, the number of developed sites operated by the Company is subject to change, and the number of developed sites listed is always an approximate number. The following table sets forth certain information concerning the Company’s real estate investments as of December 31, 2025.

	Number of	Number of	Occupancy	Occupancy			Weighted Average Monthly
	Developed	Rental	Percentage	Percentage	Acreage	Additional	Rent Per
Name of Community	Sites	Homes	at 12/31/25	at 12/31/24	Developed	Acreage	Site at 12/31/25

Albany Dunes	128	13	32%	N/A	40	-0-	$316
1001 Dunes Avenue, Lot 72
Albany, GA 31705

Allentown	434	219	96%	97%	66	122	$634
4912 Raleigh-Millington Road
Memphis, TN 38128

Arbor Estates	228	47	94%	94%	30	1	$893
1081 North Easton Road
Doylestown, PA 18902

Auburn Estates	42	14	95%	88%	13	-0-	$478
919 Hostetler Road
Orrville, OH 44667

Bayshore Estates	204	36	82%	82%	56	-0-	$435
105 West Shoreway Drive
Sandusky, OH 44870

Birchwood Farms	143	84	97%	97%	28	-0-	$624
8057 Birchwood Drive
Birch Run, MI 48415

Boardwalk	195	3	99%	100%	45	-0-	$528
2105 Osolo Road
Elkhart, IN 46514

Broadmore Estates	388	284	93%	94%	93	19	$624
148 Broadmore Estates
Goshen, IN 46528

Brookside Village	170	119	91%	84%	37	2	$622
107 Skyline Drive
Berwick, PA 18603

Brookview Village	194	51	95%	93%	50	60	$683
2025 Route 9N, Lot 137
Greenfield Center, NY 12833

Camelot Village	134	15	89%	85%	47	35	$409
2700 West 38th Street
Anderson, IN 46013

Camelot Woods	152	45	70%	67%	32	-0-	$398
124 Clairmont Drive
Altoona, PA 16601

Candlewick Court	211	173	89%	83%	40	-0-	$635
1800 Candlewick Drive
Owosso, MI 48867

Carsons	122	49	91%	94%	14	48	$506
649 North Franklin Street Lot 116
Chambersburg, PA 17201

	Number of	Number of	Occupancy	Occupancy			Weighted Average Monthly
	Developed	Rental	Percentage	Percentage	Acreage	Additional	Rent Per
Name of Community	Sites	Homes	at 12/31/25	at 12/31/24	Developed	Acreage	Site at 12/31/25

Catalina	460	380	92%	89%	75	26	$581
6501 Germantown Road
Middletown, OH 45042

Cedar Grove	185	-0-	99%	N/A	25	-0-	$652
1A Whippoorwill Way
Mantua, NJ 08051

Cedarcrest Village	283	17	97%	99%	71	30	$809
1976 North East Avenue
Vineland, NJ 08360

Center Manor	95	14	31%	25%	16	2	$500
400 Center Manor Drive
Monaca, PA 15061

Chambersburg I & II	95	35	88%	84%	11	-0-	$484
5368 Philadelphia Avenue Lot 34
Chambersburg, PA 17201

Chelsea	85	50	88%	95%	12	-0-	$505
459 Chelsea Lane
Sayre, PA 18840

Cinnamon Woods(1)	84	-0-	82%	91%	63	14	$690
70 Curry Avenue
Conowingo, MD 21918

City View	57	30	100%	100%	20	2	$386
110 Fort Granville Lot C5
Lewistown, PA 17044

Clinton Mobile Home Resort	116	7	97%	100%	23	1	$577
60 North State Route 101
Tiffin, OH 44883

Collingwood	102	52	84%	88%	20	-0-	$560
358 Chambers Road Lot 001
Horseheads, NY 14845

Colonial Heights	159	100	95%	89%	31	1	$442
917 Two Ridge Road
Wintersville, OH 43953

Conowingo Court	126	-0-	80%	N/A	33	21	$613
124 Mount Zoar Road
Conowingo, MD 21918

Countryside Estates	164	100	94%	90%	44	20	$493
1500 East Fuson Road
Muncie, IN 47302

Countryside Estates	140	96	96%	90%	27	-0-	$465
6605 State Route 5
Ravenna, OH 44266

	Number of	Number of	Occupancy	Occupancy			Weighted Average Monthly
	Developed	Rental	Percentage	Percentage	Acreage	Additional	Rent Per
Name of Community	Sites	Homes	at 12/31/25	at 12/31/24	Developed	Acreage	Site at 12/31/25

Countryside Village	349	221	96%	95%	74	-0-	$532
200 Early Road
Columbia, TN 38401

Cranberry Village	187	49	98%	97%	36	-0-	$780
100 Treesdale Drive
Cranberry Township, PA 16066

Crestview	98	61	87%	93%	19	-0-	$456
Wolcott Hollow Road & Route 220
Athens, PA 18810

Cross Keys Village	132	74	91%	92%	21	2	$635
259 Brown Swiss Circle
Duncansville, PA 16635

Crossroads Village	34	7	79%	79%	9	-0-	$525
549 Chicory Lane
Mount Pleasant, PA 15666

Dallas Mobile Home Community	142	69	91%	87%	21	-0-	$371
1104 North 4th Street
Toronto, OH 43964

Deer Meadows	98	55	98%	98%	22	8	$463
12921 Springfield Road
New Springfield, OH 44443

Deer Run	178	120	78%	72%	33	-0-	$208
3142 Flynn Road Lot 194
Dothan, AL 36303

Duck River Estates	91	27	97%	89%	38	70	$563
1500 Whistling Duck Road
Columbia, TN 38401

D & R Village	236	6	97%	94%	44	-0-	$742
430 Route 146 Lot 65A
Clifton Park, NY 12065

Evergreen Estates	55	6	98%	100%	10	3	$496
425 Medina Street
Lodi, OH 44254

Evergreen Manor	66	36	91%	95%	7	-0-	$504
26041 Aurora Avenue
Bedford, OH 44146

Evergreen Village	50	25	86%	92%	10	4	$524
9249 State Route 44
Mantua, OH 44255

Fairview Manor	316	15	93%	94%	66	132	$896
2110 Mays Landing Road
Millville, NJ 08332

	Number of	Number of	Occupancy	Occupancy			Weighted Average Monthly
	Developed	Rental	Percentage	Percentage	Acreage	Additional	Rent Per
Name of Community	Sites	Homes	at 12/31/25	at 12/31/24	Developed	Acreage	Site at 12/31/25

Fifty-One Estates	170	56	85%	86%	42	6	$584
Hayden Boulevard
Elizabeth, PA 15037

Fohl Village	313	3	85%	81%	126	44	$440
5729 Joleda Drive SW
Canton, OH 44706

Forest Creek	167	102	96%	93%	37	-0-	$665
855 East Mishawaka Road
Elkhart, IN 46517

Forest Park Village	247	120	95%	90%	79	-0-	$706
102 Holly Drive
Cranberry Township, PA 16066

Fox Chapel Village	121	61	90%	95%	23	2	$499
1 Greene Drive
Cheswick, PA 15024

Frieden Manor	193	78	97%	98%	42	99	$613
102 Frieden Manor
Schuylkill Haven, PA 17972

Friendly Village	824	361	68%	61%	101	-0-	$522
27696 Oregon Road
Perrysburg, OH 43551

Garden View Estates (2)	181	80	59%	45%	31	8	$306
100 Citrus Circle
Orangeburg, SC 29115

Green Acres	24	1	96%	100%	6	-0-	$512
4496 Sycamore Grove Road
Chambersburg, PA 17201

Gregory Courts	39	20	95%	92%	9	-0-	$797
1 Mark Lane
Honey Brook, PA 19344

Hayden Heights	115	1	100%	100%	25	-0-	$562
5501 Cosgray Road
Dublin, OH 43016

Heather Highlands	369	227	88%	86%	79	-0-	$624
109 Main Street
Inkerman, PA 18640

Hidden Creek	350	79	77%	74%	69	19	$431
6400 South Dixie Highway
Erie, MI 48133

High View Acres	154	7	84%	84%	43	-0-	$499
247 Murray Lane
Export, PA 15632

	Number of	Number of	Occupancy	Occupancy			Weighted Average Monthly
	Developed	Rental	Percentage	Percentage	Acreage	Additional	Rent Per
Name of Community	Sites	Homes	at 12/31/25	at 12/31/24	Developed	Acreage	Site at 12/31/25

Highland	246	147	86%	89%	42	-0-	$544
1875 Osolo Road
Elkhart, IN 46514

Highland Estates	318	45	98%	97%	98	65	$797
60 Old Route 22
Kutztown, PA 19530

Hillcrest Crossing	198	156	95%	90%	60	16	$438
100 Lorraine Drive
Lower Burrell, PA 15068

Hillcrest Estates	219	72	98%	100%	46	45	$600
14200 Industrial Parkway
Marysville, OH 43040

Hillside Estates(1)	106	67	80%	86%	33	16	$492
1722 Snyder Avenue
Greensburg, PA 15601

Holiday Village	365	136	90%	92%	65	-0-	$631
201 Sam Street
Nashville, TN 37207

Holiday Village	326	273	98%	95%	53	2	$644
1350 Co Road 3
Elkhart, IN 46514

Holly Acres Estates	153	2	99%	99%	30	9	$504
7240 Holly Dale Drive
Erie, PA 16509

Honey Ridge (3)	113	-0-	8%	N/A	35	26	$800
2222 Horseshoe Pike
Honey Brook, PA 19344

Hudson Estates	159	91	97%	99%	19	-0-	$448
100 Keenan Road
Peninsula, OH 44264

Huntingdon Pointe	90	24	91%	100%	45	4	$415
240 Tee Drive
Tarrs, PA 15688

Independence Park	90	45	93%	96%	36	15	$516
355 Route 30
Clinton, PA 15026

Iris Winds	140	110	97%	91%	24	94	$317
1230 South Pike East Lot 144
Sumter, SC 29153

Kinnebrook	245	94	98%	97%	66	32	$773
351 State Route 17B
Monticello, NY 12701

	Number of	Number of	Occupancy	Occupancy			Weighted Average Monthly
	Developed	Rental	Percentage	Percentage	Acreage	Additional	Rent Per
Name of Community	Sites	Homes	at 12/31/25	at 12/31/24	Developed	Acreage	Site at 12/31/25

Lake Erie Estates	162	59	75%	71%	21	-0-	$479
3742 East Main Street, Apt 1
Fredonia, NY 14757

Lake Sherman Village	260	177	92%	96%	67	30	$626
7227 Beth Avenue, SW
Navarre, OH 44662

Lakeview Meadows	138	55	76%	74%	34	38	$488
11900 Duff Road, Lot 58
Lakeview, OH 43331

Laurel Woods	211	131	84%	82%	43	-0-	$549
1943 St. Joseph Street
Cresson, PA 16630

Little Chippewa	61	26	92%	93%	13	-0-	$455
11563 Back Massillon Road
Orrville, OH 44667

Mandell Trails	143	21	80%	77%	54	15	$353
108 Bay Street
Butler, PA 16002

Maple Manor	317	153	85%	84%	71	-0-	$534
18 Williams Street
Taylor, PA 18517

Maplewood Village	80	-0-	99%	N/A	13	-0-	$629
200 Tony Circle
Mantua, NJ 08051

Marysville Estates	288	157	87%	80%	58	-0-	$533
548 North Main Street
Marysville, OH 43040

Maybelle Manor	49	-0-	98%	N/A	28	-0-	$670
17 Grace Ann
Conowingo, MD 21918

Meadowood	122	77	98%	98%	20	-0-	$522
9555 Struthers Road
New Middletown, OH 44442

Meadows	334	247	82%	83%	61	-0-	$558
11 Meadows
Nappanee, IN 46550

Meadows of Perrysburg(1)	231	10	85%	90%	47	37	$559
27484 Oregon Road
Perrysburg, OH 43551

Melrose Village	293	82	95%	92%	71	-0-	$507
4400 Melrose Drive, Lot 301
Wooster, OH 44691

	Number of	Number of	Occupancy	Occupancy			Weighted Average Monthly
	Developed	Rental	Percentage	Percentage	Acreage	Additional	Rent Per
Name of Community	Sites	Homes	at 12/31/25	at 12/31/24	Developed	Acreage	Site at 12/31/25

Melrose West	29	-0-	100%	100%	27	3	$564
4455 Cleveland Road
Wooster, OH 44691

Memphis Blues (4)	134	133	97%	93%	55	62	$540
1401 Memphis Blues Avenue
Memphis, TN 38127

Mighty Oak (2)	117	46	36%	23%	26	-0-	$461
1203 Moultrie Road
Albany, GA 31705

Monroe Valley	44	9	98%	98%	11	-0-	$653
15 Old State Road
Jonestown, PA 17038

Moosic Heights	147	73	96%	97%	35	-0-	$554
118 1st Street
Avoca, PA 18641

Mount Pleasant Village	114	49	92%	96%	19	-0-	$462
1 Village Drive
Mount Pleasant, PA 15666

Mountaintop	39	8	92%	95%	11	2	$809
Mountain Top Lane
Narvon, PA 17555

Mountain View (5)	-0-	-0-	N/A	N/A	-0-	220	N/A
Van Dyke Street
Coxsackie, NY 12501

New Colony	113	59	83%	84%	16	-0-	$574
3101 Homestead Duquesne Road
West Mifflin, PA 15122

Northtowne Meadows	386	86	91%	89%	85	-0-	$520
6255 Telegraph Road
Erie, MI 48133

Oak Ridge Estates	205	118	99%	97%	40	-0-	$652
1201 Country Road 15
Elkhart, IN 46514

Oak Tree	260	2	95%	97%	39	2	$590
565 Diamond Road
Jackson, NJ 08527

Oakwood Lake Village	78	34	83%	79%	40	-0-	$630
308 Gruver Lake
Tunkhannock, PA 18657

Olmsted Falls	124	41	97%	99%	15	-0-	$582
26875 Bagley Road
Olmsted Falls, OH 44138

	Number of	Number of	Occupancy	Occupancy			Weighted Average Monthly
	Developed	Rental	Percentage	Percentage	Acreage	Additional	Rent Per
Name of Community	Sites	Homes	at 12/31/25	at 12/31/24	Developed	Acreage	Site at 12/31/25

Oxford Village	224	2	99%	98%	59	2	$916
2 Dolinger Drive
West Grove, PA 19390

Parke Place	402	173	95%	94%	109	-0-	$529
2331 Osolo Road
Elkhart, IN 46514

Perrysburg Estates	133	75	92%	92%	26	7	$462
23720 Lime City Road
Perrysburg, OH 43551

Pikewood Manor	492	251	95%	94%	86	31	$566
1780 Lorain Boulevard
Elyria, OH 44035

Pine Ridge Village/Pine Manor	194	117	90%	91%	50	30	$728/$753
100 Oriole Drive
Carlisle, PA 17013

Pine Valley Estates	214	163	84%	86%	38	-0-	$488
1283 Sugar Hollow Road
Apollo, PA 15613

Pleasant View Estates	110	69	87%	86%	21	9	$546
6020 Fort Jenkins Lane
Bloomsburg, PA 17815

Port Royal Village	475	260	67%	66%	101	-0-	$616
485 Patterson Lane
Belle Vernon, PA 15012

Redbud Estates	569	62	98%	99%	134	21	$353
1800 West 38th Street
Anderson, IN 46013

River Bluff Estates	52	-0-	10%	0%	23	60	$599
4700 Raleigh-Millington Road
Memphis, TN 38128

River Valley Estates	231	125	90%	92%	60	-0-	$532
2066 Victory Road
Marion, OH 43302

Rolling Hills Estates	91	47	93%	95%	31	1	$528
14 Tip Top Circle
Carlisle, PA 17015

Rostraver Estates	66	52	89%	88%	17	66	$622
1198 Rostraver Road
Belle Vernon, PA 15012

Rum Runner (3)	144	33	27%	13%	20	-0-	$700
2545 Brunns Road
Sebring, FL 33870

	Number of	Number of	Occupancy	Occupancy			Weighted Average Monthly
	Developed	Rental	Percentage	Percentage	Acreage	Additional	Rent Per
Name of Community	Sites	Homes	at 12/31/25	at 12/31/24	Developed	Acreage	Site at 12/31/25

Saddle Creek	114	25	19%	12%	29	7	$470
2390 Denton Road
Dothan, AL 36303

Sandy Valley Estates	361	193	87%	83%	102	10	$535
11461 State Route 800 N.E.
Magnolia, OH 44643

Sebring Square (3)	219	106	58%	43%	39	-0-	$700
30955 Sunlight Circle
Sebring, FL 33870

Shady Hills	212	86	96%	92%	25	-0-	$627
1508 Dickerson Pike #L3
Nashville, TN 37207

Somerset Estates/Whispering Pines	249	85	88%	86%	89	9	$533/$643
1873 Husband Road
Somerset, PA 15501

Southern Terrace	118	4	99%	99%	26	4	$489
1229 State Route 164
Columbiana, OH 44408

Southwind Village	250	2	96%	98%	36	-0-	$727
435 E. Veterans Highway
Jackson, NJ 08527

Spreading Oaks Village	149	68	93%	95%	37	24	$480
7140-29 Selby Road
Athens, OH 45701

Springfield Meadows(1)	176	37	68%	97%	62	58	$505
4100 Troy Road, Lot 1
Springfield, OH 45502

Suburban Estates	200	104	97%	96%	36	-0-	$487
33 Maruca Drive
Greensburg, PA 15601

Summit Estates	141	74	95%	96%	25	1	$429
3305 Summit Road
Ravenna, OH 44266

Summit Village	125	80	90%	93%	25	33	$341
246 North 500 East
Marion, IN 46952

Sunny Acres	207	58	97%	93%	55	3	$501
272 Nicole Lane
Somerset, PA 15501

Sunnyside	63	10	87%	89%	8	1	$930
2901 West Ridge Pike
Eagleville, PA 19403

	Number of	Number of	Occupancy	Occupancy			Weighted Average Monthly
	Developed	Rental	Percentage	Percentage	Acreage	Additional	Rent Per
Name of Community	Sites	Homes	at 12/31/25	at 12/31/24	Developed	Acreage	Site at 12/31/25

Trailmont	130	47	92%	96%	32	-0-	$638
122 Hillcrest Road
Goodlettsville, TN 37072

Twin Oaks I & II	141	35	97%	96%	21	-0-	$699
27216 Cook Road
Olmsted Falls, OH 44138

Twin Pines	222	136	91%	85%	48	2	$614
2011 West Wilden Avenue
Goshen, IN 46528

Valley High	75	47	85%	84%	13	16	$480
32 Valley High Lane
Ruffs Dale, PA 15679

Valley Hills	267	134	93%	97%	66	67	$487
4364 Sandy Lake Road
Ravenna, OH 44266

Valley Stream	143	10	79%	79%	37	6	$444
60 Valley Stream
Mountaintop, PA 18707

Valley View I	103	13	99%	98%	19	-0-	$720
1 Sunflower Drive
Ephrata, PA 17522

Valley View II	43	-0-	100%	100%	7	-0-	$749
1 Sunflower Drive
Ephrata, PA 17522

Valley View – Honey Brook	144	58	99%	97%	28	13	$786
1 Mark Lane
Honey Brook, PA 19344

Voyager Estates	258	113	74%	74%	72	20	$488
1002 Satellite Drive
West Newton, PA 15089

Waterfalls Village	194	89	82%	85%	35	-0-	$749
3450 Howard Road Lot 21
Hamburg, NY 14075

Wayside	82	37	93%	98%	15	14	$452
1000 Garfield Avenue
Bellefontaine, OH 43331

Weatherly Estates	271	92	99%	97%	41	-0-	$577
271 Weatherly Drive
Lebanon, TN 37087

Wellington Estates	202	121	97%	94%	46	1	$417
247 Murray Lane
Export, PA 15632

	Number of	Number of	Occupancy	Occupancy			Weighted Average Monthly
	Developed	Rental	Percentage	Percentage	Acreage	Additional	Rent Per
Name of Community	Sites	Homes	at 12/31/25	at 12/31/24	Developed	Acreage	Site at 12/31/25

Woodland Manor	148	96	80%	86%	77	121	$491
338 County Route 11, Lot 165
West Monroe, NY 13167

Woodlawn Village	156	4	92%	94%	14	-0-	$804
265 Route 35
Eatontown, NJ 07724

Woods Edge	614	309	67%	62%	151	50	$537
1670 East 650 North
West Lafayette, IN 47906

Wood Valley	159	104	82%	83%	31	56	$485
2 West Street
Caledonia, OH 43314

Worthington Arms	223	90	95%	94%	36	-0-	$767
5277 Columbus Pike
Lewis Center, OH 43035

Youngstown Estates	88	32	63%	64%	14	59	$487
999 Balmer Road
Youngstown, NY 14174

Total	27,086	11,043	87.2%	86.5%	6,028	2,336	$573

(1)	Community developed sites include expansion sites not yet occupied.
(2)	Community is owned by the OZ Fund, in which the Company has a 77% interest.
(3)	Community formed under the Company’s joint ventures with Nuveen Real Estate, in which the Company holds a 40% interest and serves as managing member.
(4)	Community was closed due to unusual flooding throughout the region in May 2011. We are currently working on the redevelopment of this community. The total redevelopment will be 237 sites. Phases I and II, consisting of 90 sites, are fully complete and occupied. Phase III, consisting of 44 sites, was completed in 2023 and in the process of being occupied. Phase IV, consisting of 105 sites, was completed in 2025. Phase V is in the approval process and will allow up to an additional 205 sites.
(5)	We are currently seeking site plan approvals for approximately 360 sites for this property.

The Company also has 2,336 undeveloped acres that may be developed into approximately 9,300 sites. We have approximately 3,300 sites in various stages of the approval process that may be developed over the next several years. Due to the uncertainties involved in the approval and construction process, it is difficult to predict the number of sites which will be completed in a given year.

Significant Properties

The Company owned and operated manufactured home properties with an approximate cost of $1.9 billion as of December 31, 2025. These properties consist of 142 separate manufactured home communities (including two communities acquired through the OZ Fund) and related improvements. The Company also operates Sebring Square and Rum Runner, two communities in Florida acquired in December 2021 and 2022, respectively, and Honey Brook, a community in Pennsylvania which opened in 2025. These three communities are owned by joint ventures with Nuveen Real Estate, in which the Company has a 40% interest. No single community constitutes more than 10% of the total assets of the Company. Our larger properties consist of: Friendly Village (Ohio) with 824 developed sites, Woods Edge (Indiana) with 614 developed sites, Redbud Estates (Indiana) with 569 developed sites, Pikewood Manor (Ohio) with 492 developed sites, and Port Royal Village (Pennsylvania) with 475 developed sites.

Mortgages on Properties

The Company has mortgages on many of its properties. The maturity dates of these mortgages range from 2026 to 2035, with a weighted average term of 6.1 years. Interest on these mortgages is payable at fixed rates ranging from 2.62% to 6.74%. As of December 31, 2025 and 2024, the weighted average interest rate on our mortgages, not including the effect of unamortized debt issuance costs, was approximately 4.7% and 4.2%, respectively. The aggregate balances of these mortgages, net of unamortized debt issuance costs, totaled $556.1 million and $485.5 million as of December 31, 2025 and 2024, respectively. (For additional information, see Part IV, Item 15(a) (1) (vi), Note 7 of the Notes to Consolidated Financial Statements – Loans and Mortgages Payable).

Joint Ventures with Nuveen

In December 2021, the Company and Nuveen Real Estate, established a joint venture for the purpose of acquiring manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The terms of the initial joint venture entity were set forth in a Limited Liability Company Agreement dated as of December 8, 2021 (the “2021 LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen. The 2021 LLC Agreement provided for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years. The 2021 LLC Agreement called for committed capital to be funded 60% by Nuveen and 40% by the Company on a parity basis. The Company serves as managing member of the joint venture entity and is responsible for day-to-day operations of the joint venture entity and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management, asset management and other fees from the joint venture entity. In addition, once each member has recouped its invested capital and received a 7.5% net unlevered internal rate of return, 80% of distributable cash will be allocated pro rata in accordance with the members’ respective percentage interests and the Company and Nuveen will receive a promote percentage equal to 70% (in the case of the Company) and 30% (in the case of Nuveen) of the remaining 20% of distributable cash. After seven years the Company may elect to consummate the crystallization of the promote.

Under the terms of the 2021 LLC Agreement, after December 8, 2024 or, if later, the second anniversary of the acquisition and placing in service of a manufactured housing or recreational vehicle community, Nuveen will have a right to initiate the sale of one or more of the communities owned by the joint venture entity. If Nuveen elects to initiate such a sale process, the Company may exercise a right of first refusal to acquire Nuveen’s interest in the community or communities to be sold for a purchase price corresponding to the greater of the appraised value of such communities or the amount required to provide a 7.5% net unlevered internal rate of return on Nuveen’s investment. In addition, the Company will have the right to buy out Nuveen’s interest in the joint venture entity at any time after December 8, 2031 at a purchase price corresponding to the greater of the appraised value of the portfolio or the amount required to provide a 7.5% net unlevered internal rate of return on Nuveen’s investment.

The 2021 LLC Agreement between the Company and Nuveen provided that until the capital contributions to the joint venture are fully funded or the joint venture is terminated, the joint venture will be the exclusive vehicle for the Company to acquire any manufactured housing communities and/or recreational vehicle communities that meet the joint venture’s investment guidelines. These guidelines called for the joint venture to acquire manufactured housing and recreational vehicle communities that have been developed within the previous two years and are less than 20% occupied, are located in certain geographic markets, are projected to meet certain cash flow and internal rate of return targets, and satisfy certain other criteria. The Company agreed to offer Nuveen the opportunity to have the joint venture acquire any manufactured housing community or recreational vehicle community that meets these investment guidelines. Under the terms of the 2021 LLC Agreement, if Nuveen determines not to pursue or approve any such acquisition, the Company would be permitted to acquire the property outside the joint venture. Since the execution of the 2021 LLC Agreement, Nuveen has provided the Company with written waivers of the exclusivity provision of the 2021 LLC Agreement with regard to two property acquisitions that may have fit the investment guidelines of the joint venture, which permitted the Company to acquire them outside of the Nuveen joint venture. Except for investment opportunities that are offered to and declined by Nuveen, the Company is prohibited from developing, owning, operating or managing manufactured housing communities or recreational vehicle communities within a 10-mile radius of any community owned by the joint venture. However, this restriction does not apply with respect to investments by the Company in existing communities operated by the Company.

The 2021 LLC Agreement provides that Nuveen will have the right to remove and replace the Company as managing member of the joint venture and manager of the joint venture’s properties if the Company breaches certain obligations or certain events occur. Upon such removal, Nuveen may elect to buy out the Company’s interest in the joint venture at 98% of the value of the Company’s interest in the joint venture. If Nuveen does not exercise such buy-out right, the Company may, at specified times, elect to initiate a sale of the communities owned by the joint venture, subject to a right of first refusal on the part of Nuveen. The 2021 LLC Agreement contains restrictions on a party’s right to transfer its interest in the joint venture without the approval of the other party.

The 2021 LLC Agreement requires the Company to offer Nuveen the opportunity to have the joint venture acquire a manufactured housing community or recreational vehicle community that meets the investment guidelines. If Nuveen decides not to acquire the community through the joint venture, however, the Company is free to purchase the community on its own outside of the joint venture.

In December 2021, the joint venture entity formed under the 2021 LLC Agreement closed on the acquisition of Sebring Square, a newly developed all-age, manufactured home community located in Sebring, Florida, for a total purchase price of $22.2 million. This community contains 219 developed homesites situated on approximately 39 acres. In December 2022, this joint venture entity closed on the acquisition of Rum Runner, another newly developed all-age, manufactured home community also located in Sebring, Florida for a total purchase price of $15.1 million. This community contains 144 developed homesites situated on approximately 20 acres. The Company manages these communities on behalf of the joint venture entity.

During the time since the joint venture with Nuveen was first established in 2021, the Company and Nuveen have continued to seek opportunities to acquire additional manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. During 2022, the Company and Nuveen informally agreed that any future acquisitions would be made by one or more new joint venture entities to be formed for that purpose and that the original joint venture entity formed in December 2021 will not consummate additional acquisitions but will maintain its existing property portfolio, consisting of the Sebring Square and Rum Runner communities. The Company and Nuveen also informally agreed that, unless otherwise determined in connection with any specific future investment, capital for any such new joint venture entity would continue to be funded 60% by Nuveen and 40% by the Company on a parity basis and that other terms would be similar to those of the 2021 LLC Agreement, except that the amounts of the parties’ respective capital commitments will be determined on a property-by-property basis.

In November 2023, the Company expanded its relationship with Nuveen Real Estate and formed a second joint venture entity with Nuveen. The new joint venture entity was established to, directly or through one or more subsidiaries, identify, source, originate, acquire, hold, operate, sell, lease, mortgage, maintain, own, manage, finance, refinance, reposition, improve, renovate, develop, redevelop, pledge, hedge, exchange, and otherwise deal in and with the rental of manufactured housing and/or recreational vehicle communities that meet other investment guidelines. The terms of the new joint venture entity are set forth in a Limited Liability Company Agreement dated as of November 29, 2023 (the “2023 LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen.

The Company serves as managing member of this new joint venture entity and is responsible for day-to-day operations of the joint venture entity and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management oversight, development and other fees from the joint venture entity. Sixty-one acres of land located in Honey Brook, Pennsylvania, previously owned by the Company, with a carrying value cost basis of $3.8 million, was contributed to the new joint venture entity. The Company was reimbursed by Nuveen for 60% of the carrying value of this land. This new joint venture entity is focused on the development and operation of a new manufactured housing community on this property. The community contains 113 manufactured home sites situated on approximately 61 acres. This community, named Honey Ridge, opened for occupancy in June 2025 with 22 homes on-site of which ten have been sold.

References in this report to the Company’s joint venture relationships with Nuveen are intended to refer to its ongoing relationships with Nuveen under the 2021 LLC Agreement and the 2023 LLC Agreement.

The Company accounts for its joint ventures with Nuveen Real Estate under the equity method of accounting in accordance with ASC 323, “Investments – Equity Method and Joint Ventures”.

Opportunity Zone Fund

The OZ Fund was created in July 2022 to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as qualified opportunity zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits. At the time of the OZ Fund’s formation, the Company invested $8.0 million in the OZ Fund. UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors (subject to first returning investor capital with a 5% preferred return). UMH will have a right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. The OZ Fund owns two communities: Garden View Estates, located in Orangeburg, South Carolina, and Mighty Oak, located in Albany, Georgia. For additional information about the Company’s opportunity zone fund, see Note 6, “Opportunity Zone Fund,” of the Notes to Consolidated Financial Statements.

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

Shareholder Information

As of February 17, 2026, there were 1,174 registered shareholders of the Company’s Common Stock based on the number of record owners. Because many shares of the Company’s Common Stock are held by brokers and other institutions on behalf of their clients, we believe there are considerably more beneficial holders of our Common Stock than record holders.

Dividends

During the year ended December 31, 2025, effective with the second quarter dividend payment, the Company increased its quarterly cash dividends to holders of its Common Stock from $0.215 to $0.225 per share. Total dividends paid for 2025 were $0.89 per share.

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

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

On September 22, 2025, the Board increased our Common Stock Repurchase Program (the “Repurchase Program”) so as to authorize us to repurchase up to $100 million in the aggregate of the Company’s Common Stock. Purchases under the Repurchase Program are permitted to be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases would be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of Common Stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. During 2025, the Company repurchased 320,000 shares of our Common Stock at an aggregate cost of $4.8 million, or a weighted average price of $15.06 per share. The last repurchase was made on December 3, 2025.

Comparative Stock Performance

The following line graph compares the total return of the Company’s Common Stock for the last five years to the MSCI REIT index (“RMS”), the FTSE Nareit All REITs Index published by the National Association of Real Estate Investment Trusts (“Nareit”) and to the S&P 500 Index for the same period. The graph assumes a $100 investment in our Common Stock and in each of the indexes listed below on December 31, 2020 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not necessarily indicative of future stock performance. In the prior year, the Company compared the Company’s Common Stock for the last five years to the FTSE Nareit All REITs Index published by the National Association of Real Estate Investment Trusts (“Nareit”) and to the S&P 500 Index for the same period. In the current year, the Company changed this comparison to the RMS since it is more readily available.

300
250
200
150
100
50
0
Dollars
191
141
143
129
117
108
105
106
100
100
133
123
118
118
166
152
134
124
196
138
136
127
2020
2021
2022
2023
2024
2025
YEAR ENDED DECEMBER 31,
UMH PROPERTIES, INC.
FTSE Nareit ALL REITs
S & P 500
MSCI REIT

Item 6 – [Reserved]

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

2025 Accomplishments

During 2025, UMH made substantial progress on multiple fronts – generating solid operating results, achieving strong growth and improving our financial position. We have:

●	Increased Rental and Related Income by 10%;
●	Increased Community Net Operating Income (“NOI”) by 9%;
●	Increased Normalized Funds from Operations (“Normalized FFO”) by 15%;
●	Increased Normalized FFO per diluted share by 2% from $0.93 per diluted share in 2024 to $0.95 per diluted share in 2025;
●	Increased Same Property NOI by 9%;
●	Increased Same Property Occupancy by 80 basis points from 87.5% to 88.3%;
●	Improved our Same Property expense ratio from 39.7% at yearend 2024 to 39.3% at yearend 2025;
●	Acquired five communities containing 587 homesites for a total cost of approximately $41.8 million;
●	Increased Sales of Manufactured Homes by 4%;
●	In May 2025, completed the addition of ten communities to our Fannie Mae credit facility through Wells Fargo Bank, N.A., for total proceeds of approximately $101.4 million. The interest only loan for these ten communities is at a fixed rate of 5.855% with a 10-year term;
●	In November 2025, completed the addition of another seven communities to our Fannie Mae credit facility through Wells Fargo Bank, N.A., for total proceeds of approximately $91.8 million. The interest only loan for these seven communities is at a fixed rate of 5.46% with a 9-year term;
●	Issued approximately $80.2 million aggregate principal amount of 5.85% Series B Bonds due 2030 in an offering to investors in Israel;
●	Amended our $35 million revolving line of credit with OceanFirst Bank to extend the maturity date to June 1, 2027;
●	Raised our quarterly common stock dividend by $0.01 representing a 4.7% increase to $0.225 per share or $0.90 annualized, representing our fifth consecutive common stock dividend increase within the last five years, resulting in a total increase of $0.18 or 25% over this period;
●	Issued and sold approximately 2.6 million shares of Common Stock through our At-the-Market Sale Program at a weighted average price of $17.59 per share, generating gross proceeds of $45.1 million and net proceeds of $44.1 million, after offering expenses;
●	Issued and sold approximately 93,000 shares of Series D Preferred Stock through our At-the-Market Sale Programs at a weighted average price of $22.93 per share, generating gross proceeds of $2.1 million and net proceeds of $2.0 million, after offering expenses; and
●	Subsequent to year end, issued and sold approximately 66,000 shares of Series D Preferred Stock through our At-the-Market Sale Program at a weighted average price of $22.51 per share, generating gross proceeds and net proceeds, after offering expenses, of $1.5 million.

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

As of December 31, 2025, the Company operated a portfolio of 145 manufactured home communities, of which 142 are majority owned and are included in our consolidated operations with the remaining three owned through our joint ventures with Nuveen Real Estate in which the Company has a 40% interest. One of these joint ventures owns two communities in Florida (Sebring Square and Rum Runner) and one joint venture owns one community in Pennsylvania (Honey Ridge). Of the 142 majority owned communities, 140 are owned 100% by the Company with the remaining two owned by the Company’s Opportunity Zone Fund, in which the Company has a 77% interest. The Company’s portfolio of 145 communities contain a total of approximately 27,100 developed homesites, of which 11,000 contain rental homes that are leased to residents. These 145 communities are located in twelve states consisting of New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia. In addition, the Company has over 1,000 self-storage units that are available for leasing by residents. UMH has continued to execute our growth strategy of purchasing well-located communities in our target markets, including the energy-rich Marcellus and Utica Shale regions.

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

Occupancy in our properties, as well as our ability to increase rental rates, directly affects revenues. In 2025, total income increased 9% from the prior year due to our rental program, rent increases and the growth of our sales business. Community NOI (as defined below under Non-U.S. GAAP Measures) increased 9% from the prior year. Overall occupancy increased 80 basis points from 87.3% as of December 31, 2024 to 88.1% as of December 31, 2025. Same property occupancy, which includes communities owned and operated as of January 1, 2024, increased 80 basis points from 87.5% as of December 31, 2024 to 88.3% as of December 31, 2025. (Unless expressly indicated, information in this report with respect to the Company’s properties, including financial and operating results for the year ended December 31, 2025, does not include the properties owned by the Company’s joint ventures with Nuveen.)

Demand for quality affordable housing remains healthy while inventory is scarce. Our property type offers substantial comparative value that should result in continued high demand.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Although 30-year fixed rate mortgage rates have shown signs of stabilizing, they are still approximately 6%. Housing inventory has improved but affordability remains a challenge for many prospective buyers, especially lower and middle-income households. We believe rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. During 2025, our portfolio of rental homes increased by 571 homes, net of rental home sales. Occupied rental homes represent approximately 43.6% of total occupied sites. Occupancy in rental homes continues to be strong and registered at 93.8% as of December 31, 2025. Our manufactured home communities compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates.

The Company holds a portfolio of marketable equity securities of other REITs with a fair value of $23.8 million as of December 31, 2025, representing 1.1% of our undepreciated assets (total assets excluding accumulated depreciation). The REIT securities portfolio provides the Company with additional diversification, liquidity and income. As of December 31, 2025, 97% of the Company’s portfolio consisted of REIT common stocks and 3% consisted of REIT preferred stocks. Other than purchasing marketable equity securities through automatic dividend reinvestments, the Company has not made any purchases of REIT securities during 2023, 2024 and 2025 and the Company does not intend to increase its investment in the REIT securities portfolio.

The Company’s weighted average yield on the securities portfolio was approximately 5.2% at December 31, 2025. At December 31, 2025, the Company had net unrealized losses of $40.8 million in its REIT securities portfolio. During 2025, the Company sold positions in securities, generating a net realized loss of $221,000.

The Company continues to strengthen its balance sheet. During the year ended December 31, 2025, through an at-the-market sale program for our Common Stock that was established in September 2024 (the “September 2024 Common ATM Program”), the Company issued and sold a total of 2.6 million shares of our Common Stock, generating gross proceeds of $45.1 million and net proceeds of $44.1 million, after offering expenses. Additionally, during 2025 the Company raised approximately $9.3 million in new capital through the Dividend Reinvestment and Stock Purchase Plan (“DRIP”).

During the year ended December 31, 2025, through an at-the-market sale program for our Preferred Stock that was established in January 2023 (the “2023 Preferred ATM Program”), and an at-the-market sale program for our Preferred Stock that was established in March 2025 (the “2025 Preferred ATM Program”), the Company issued and sold a total of approximately 93,000 shares of our Series D Preferred Stock, generating gross proceeds of $2.1 million and net proceeds of $2.0 million, after offering expenses.

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

On December 31, 2025, the Company had approximately $72 million in cash and cash equivalents and $260 million available on our credit facility, with a potential total availability of up to $500 million pursuant to an accordion feature. We also had $129 million available on our revolving lines of credit for the financing of home sales and the purchase of inventory and $55 million available on our lines of credit secured by rental homes and rental home leases.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. As part of this plan, we intend to continue to seek opportunities, through opportunity zone funds, to acquire communities that require substantial capital investment and are located in qualified opportunity zones. In addition, on behalf of our joint venture arrangements with Nuveen Real Estate, we will continue to seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. There is no guarantee that any of these additional opportunities will continue to materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio and success of the joint ventures depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant. To the extent that funds or appropriate communities are not available, fewer acquisitions will be made.

See PART I, Item 1- Business and Item 1A – Risk Factors for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company’s lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

Acquisitions in 2025

Community	Date of Acquisition	State	Number of Sites	Purchase Price (in thousands)	Number of Acres	Occupancy at Acquisition

Cedar Grove	March 24, 2025	NJ	186	$17,000	25	100%
Maplewood Village	March 24, 2025	NJ	80	7,600	13	100%
Conowingo Court	July 2, 2025	MD	142	9,855	54	70%
Maybelle Manor	July 2, 2025	MD	49	4,770	28	100%
Albany Dunes	October 7, 2025	GA	130	2,600	40	32%

Total 2025			587	$41,825	160	78%

Results of Operations

2025 vs. 2024

Rental and related income increased from $207.0 million for the year ended December 31, 2024 to $226.7 million for the year ended December 31, 2025, or 10%. This increase was due to acquisitions, increases in rental rates and same property occupancy and additional rental homes. Since 2024, the Company has been raising rental rates by approximately 5% to 6% annually at most communities. The Company has been acquiring communities with vacant sites that can potentially be occupied and earn income in the future. Overall occupancy was 88.1% and 87.3% at December 31, 2025 and 2024, respectively. Same property occupancy has increased 80 basis points from 87.5% at December 31, 2024 to 88.3% at December 31, 2025. Demand for rental homes continues to be strong. As of December 31, 2025, we had approximately 10,900 rental homes, not including rental homes in the joint venture communities, with an occupancy rate of 93.8%. We continue to evaluate the demand for rental homes and will invest in additional homes as demand dictates.

Community operating expenses increased from $87.4 million for the year ended December 31, 2024 to $96.0 million for the year ended December 31, 2025, or 10%. This increase was due to acquisitions and an increase in payroll costs, real estate taxes, snow removal and water and sewer costs. This increase also includes one-time legal and professional fees of $724,000 for 2025.

Community NOI increased from $119.7 million for the year ended December 31, 2024 to $130.7 million for the year ended December 31, 2025, or 9%. This increase was primarily due to acquisitions, the increases in rental rates, occupancy and rental homes. The operating expense ratio (defined as community operating expenses divided by rental and related income), without the one-time legal and professional fees, improved 20 basis points from 42.2% in 2024 to 42.0% for 2025. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Since most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Due to the Company’s ability to increase its rental rates annually (subject to limitations on rent increases in certain jurisdictions), increasing costs due to inflation and changing prices have generally not had a material effect on revenue and income from continuing operations.

Sales of manufactured homes increased from $33.5 million for the year ended December 31, 2024 to $35.0 million for the year ended December 31, 2025, or 4%. Cost of sales of manufactured homes increased from $21.9 million for the year ended December 31, 2024 to $22.6 million for the year ended December 31, 2025, or 3%. The gross profit percentage was 36% and 35% for the years ended December 31, 2025 and 2024, respectively. Selling expenses increased from $6.8 million for the year ended December 31, 2024 to $7.3 million for the year ended December 31, 2025, or 7%. Gain from the sales operations, excluding interest on the financing of inventory, increased 8% and amounted to a gain of $5.2 million and $4.8 million for the years ended December 31, 2025 and 2024, respectively. Conventional home prices have flattened as sellers begin to outnumber buyers. Although the housing market supply has increased in recent months it remains below the available units that prevailed before the COVID-19 pandemic. The inherent relative affordability of our property type has become more and more apparent, which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produce new rental revenue and represent an investment in the upgrading of our communities.

General and administrative expenses remained relatively stable for the year ended December 31, 2024 compared to the year ended December 31, 2025. General and administrative expenses as a percentage of gross revenue (total income plus interest, dividends and other income) was approximately 7.9% and 8.7% for the years ended December 31, 2025 and 2024, respectively.

Depreciation expense increased from $60.2 million for the year ended December 31, 2024 to $66.6 million for the year ended December 31, 2025, or 10%. This increase was primarily due to acquisitions and the increases in rental homes and expansions during 2025 and 2024.

Interest income increased from $7.1 million for the year ended December 31, 2024 to $8.7 million for the year ended December 31, 2025, or 23%. This increase was due to an increase in interest earned from our excess cash and from our notes receivable. The average balance in cash in money market accounts increased from approximately $26.6 million in 2024 to $50.1 million in 2025. The average interest rate earned on this cash was approximately 3.2% and 3.7% in 2025 and 2024, respectively. Additionally, there was an increase in the average balance of notes receivable from $83.9 million in 2024 to $95.4 million in 2025. The weighted average interest rate earned on these notes receivable was approximately 7.0% and 7.1% in 2025 and 2024, respectively.

Dividend income remained relatively stable at just under $1.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2025.

The Company recognized a realized loss on sales of marketable securities of $221,000 and $3.8 million for the years ended December 31, 2025 and 2024, respectively. The change in fair value of marketable securities amounted to a decrease of $2.3 million and an increase of $1.2 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had total net unrealized losses of $40.8 million in its REIT securities portfolio.

Interest expense, including amortization of financing costs, increased from $27.3 million for the year ended December 31, 2024 to $29.7 million for the year ended December 31, 2025, or 9%. This increase was mainly due to the issuance of the Series B Bonds in July 2025 and the refinancing of mortgage debt at higher rates. The average balance of our total debt increased from $652.4 million at December 31, 2024 to $688.0 million at December 31, 2025. The weighted average interest rate on our total debt increased from 4.4% at December 31, 2024 to 4.9% at December 31, 2025, respectively.

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

The Company recognized a realized loss on sales of marketable securities of $3.8 million for the year ended December 31, 2024. The Company recognized a realized gain on sales of marketable securities of $183,000 for the year ended December 31, 2023. The change in fair value of marketable securities amounted to an increase of $1.2 million and a decrease of $3.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had total net unrealized losses of $38.5 million in its REIT securities portfolio.

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

The Company’s Community NOI for the years ended December 31, 2025, 2024 and 2023 is calculated as follows (in thousands):

	2025	2024	2023

Rental and Related Income	$226,713	$207,019	$189,749
Community Operating Expenses	(95,977)	(87,354)	(81,343)

Community NOI	$130,736	$119,665	$108,406

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

The Company’s FFO and Normalized FFO attributable to common shareholders for the years ended December 31, 2025, 2024 and 2023 are calculated as follows (in thousands):

	2025	2024	2023

Net Income (Loss) Attributable to Common Shareholders	$5,966	$2,472	$(8,714)
Depreciation Expense	66,555	60,239	55,719
Depreciation Expense from Unconsolidated Joint Ventures	902	824	692
Loss on Sales of Investment Property and Equipment	64	113	-0-
(Increase) Decrease in Fair Value of Marketable Securities	2,259	(1,167)	3,555
(Gain) Loss on Sales of Marketable Securities, net	221	3,778	(183)
FFO Attributable to Common Shareholders	75,967	66,259	51,069

Adjustments:
Amortization	2,992	2,384	2,135
Non-Recurring Other Expense (1)	1,139	846	1,329
Normalized FFO Attributable to Common Shareholders	$80,098	$69,489	$54,533

(1)	Consists of one-time legal and professional fees ($579) and costs associated with acquisition not completed ($560) for 2025. Consists of one-time legal and professional fees ($452), costs associated with acquisition not completed ($12) and costs associated with the liquidation/sale of inventory in a particular sales center ($382) for 2024. Consists of the previously disclosed special bonus and restricted stock grants for the August 2020 groundbreaking Fannie Mae financing, which were being expensed over the vesting period ($862), non-recurring expenses for the joint venture with Nuveen ($135), one-time legal fees ($76), fees related to the establishment of the OZ Fund ($37), and costs associated with acquisitions and financing that were not completed ($219) in 2023.

Liquidity and Capital Resources

The Company operates as a REIT deriving its income primarily from real estate rental operations. The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s shareholders, acquisitions, capital improvements, development and expansions of properties, debt service, purchases of manufactured home inventory and rental homes, financing of manufactured home sales and payments of expenses relating to real estate operations. The Company’s ability to generate cash adequate to meet these demands is dependent primarily on income from its real estate investments and marketable securities portfolio, the sale of real estate investments and marketable securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, lines of credit, and other incurrence of indebtedness, proceeds from the DRIP, and access to the capital markets, including sales of Common Stock and Series D Preferred Stock through its At-the-Market Sale Programs. The Company’s operating cash flows are expected to be sufficient to fund recurring operating expenses and required distributions to maintain REIT qualification. Access to the capital markets, including the Company’s at-the-market programs, is primarily utilized to fund growth initiatives, acquisitions, development, and balance sheet management rather than to support recurring operating expenses. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, incur other indebtedness, finance and refinance its properties, and/or raise capital through the DRIP and capital markets, including through the Company’s At-the-Market Sale Programs. In order to provide continued financial flexibility to opportunistically access the capital markets, on September 16, 2024, the Company terminated its successful then-existing at-the-market Common Stock program and implemented a new September 2024 Common ATM Program, which allows the Company to offer and sell shares of Common Stock, having an aggregate sales price of up to $150 million, from time to time through the distribution agents thereunder. Additionally, on March 5, 2025, the Company terminated its successful then-existing 2023 Preferred ATM Program and implemented a new 2025 Preferred ATM Program which allows the Company to offer and sell shares of Series D Preferred Stock having an aggregate sales price of up to $100 million from time to time through B. Riley, as distribution agent.

The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. As part of this plan, we intend to continue to seek opportunities, through opportunity zone funds, to acquire communities that require substantial capital investment and are located in qualified opportunity zones. In addition, on behalf of our joint ventures with Nuveen Real Estate, we will continue to seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. There is no guarantee that any of these additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio and success of our joint venture depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing. Competition in the market areas in which the Company operates is significant. To the extent that funds or appropriate communities are not available, fewer acquisitions will be made.

The Company continues to strengthen its capital and liquidity positions. During the year ended December 31, 2025, the Company issued and sold 2.6 million shares of Common Stock through our September 2024 Common ATM Program at a weighted average price of $17.59 per share, generating gross proceeds of $45.1 million and net proceeds of $44.1 million, after offering expenses.

Through our Preferred ATM Programs, the Company issued and sold a total of 93,000 shares of our Series D Preferred Stock generating gross proceeds of $2.1 million and net proceeds after offering expenses of $2.0 million during the year ended December 31, 2025.

As of December 31, 2025, $44.6 million of Common Stock remained available for sale under the September 2024 Common ATM Program and $99.0 million in shares of Series D Preferred Stock remained available for sale under the 2025 Preferred ATM Program. Subsequent to year end, the Company issued and sold a total of 66,000 shares of Preferred Stock under the 2025 Preferred ATM Program for gross proceeds of $1.5 million.

In addition, the Company has a DRIP in which participants can purchase original issue shares of Common Stock from the Company at a price of approximately 95% of market. During 2025, amounts received under the DRIP, including dividends reinvested of $3.5 million, totaled $9.3 million. The Company issued a total of 591,000 shares under the DRIP during 2025.

On July 22, 2025, the Company issued approximately $80.2 million aggregate principal amount of its 5.85% Series B Bonds due 2030 in an offering to investors in Israel. The net proceeds, after deducting offering discounts, fees and other transaction costs, were approximately $75.1 million.

The Company also has the ability to finance home sales, inventory purchases and rental home purchases. The Company has a $35 million revolving line of credit for the financing of homes that was not utilized at December 31, 2025, revolving credit facilities totaling $93.6 million to finance inventory purchases, that were not utilized at December 31, 2025 and $44.0 million available on our lines of credit secured by rental homes and rental homes leases.

As of December 31, 2025, the Company had $72.1 million of cash and cash equivalents and marketable securities of $23.8 million. The Company operated 145 communities (including 142 communities in which the Company owned either a 100% interest or a majority interest and three communities owned by the Company’s joint ventures with Nuveen), of which 63 are unencumbered. Except for the 30 communities in the borrowing base for our unsecured credit facility, these unencumbered communities can be used to raise additional funds. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity. The Company holds a 40% equity interest in the entities formed under its joint ventures with Nuveen, which owns three newly developed communities that are unencumbered.

The Company’s focus is on real estate investments. The Company has historically financed purchases of real estate primarily through mortgages. During 2025, total investment property, including rental homes, increased 12% or $200.3 million. See Note 3 of the Notes to Consolidated Financial Statements for additional information on our acquisitions and Note 7 of the Notes to Consolidated Financial Statements for related debt transactions. The Company continues to evaluate acquisition opportunities. The funds for these acquisitions (including the Company’s 40% share of acquisition costs that may be incurred pursuant to its joint ventures with Nuveen Real Estate) may come from bank borrowings, proceeds from the DRIP, and private placements or public offerings of debt, Common Stock or Preferred Stock, including under the September 2024 Common ATM Program or the 2025 Preferred ATM Program or any other at-the-market sale programs that the Company may commence. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

The Company owned approximately 10,900 rental homes, not including rental homes in the joint venture communities, or approximately 41% of our total homesites as of December 31, 2025. During 2025, our rental home portfolio increased by a net of 571 homes and we sold 163 rental homes, representing a net increase of $65.4 million. The Company markets these rental homes for sale to existing residents. The Company estimates that in 2026 it will order approximately 800 manufactured homes to use as rental units at its properties for a total invoice cost of approximately $60 million. Rental home rates on new homes range from approximately $850 to $2,000 per month, including lot rent, depending on size, location and market conditions. During 2025, the Company also invested approximately $49 million in other improvements to its communities.

The following table summarizes cash flow activity for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023

Net Cash Provided by Operating Activities	$81,973	$81,601	$120,077
Net Cash Used in Investing Activities	(209,200)	(139,865)	(165,573)
Net Cash Provided by Financing Activities	99,342	102,638	69,057
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(27,885)	$44,374	$23,561

Net cash provided by operating activities remained relatively stable from 2025 compared to 2024. Net cash provided by operating activities decreased by $38.5 million in 2024 primarily due to an increase in Community NOI and an increase in inventory.

Net cash used in investing activities increased by $69.3 million in 2025, primarily due to the purchase of five communities, investment property and equipment and additions to land development. Net cash used in investing activities decreased by $25.7 million in 2024, primarily due to the decrease in purchase of investment property and equipment.

Net cash provided by financing activities decreased by $3.3 million in 2025 to $99.3 million. The Company issued and sold 2.6 million shares of its Common Stock during 2025 through the September 2024 Common ATM Program, raising net proceeds of approximately $44.1 million. The Company also received $9.3 million, including dividends reinvested, through the DRIP. In addition, the Company issued and sold 93,000 shares of its Series D Preferred Stock during 2025 through the Preferred ATM Programs, raising net proceeds of approximately $2.0 million. During 2025, the Company distributed to our common shareholders a total of $74.8 million, including dividends reinvested. In addition, the Company also paid $20.5 million in preferred dividends during 2025. The Company also made principal payments on its mortgages and loans, net of new debt financing, totaling $120.4 million.

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

Cash flows were primarily used for capital improvements, payment of dividends, purchase of inventory and rental homes, loans to customers for the sales of manufactured homes, and expansion of existing communities. The Company meets maturing mortgage obligations by using a combination of positive cash flows and refinancing. The dividend payments were primarily made from cash flows from operations. Excluding expansions and rental home purchases, the Company is budgeting approximately $30 to $40 million in capital improvements for 2026.

The Company’s significant commitments and contractual obligations relate to its mortgages, loans payable and other indebtedness, acquisitions of manufactured home communities, retirement benefits, and the lease on its corporate offices as described in Note 10 to the Consolidated Financial Statements.

As of December 31, 2025, the Company had total assets of $1.7 billion and total liabilities of $791.8 million. Our net debt (net of cash and cash equivalents) to total market capitalization as of December 31, 2025 and 2024 was approximately 28% and 21%, respectively. Our net debt, less securities (net of cash and cash equivalents and marketable securities) to total market capitalization as of December 31, 2025 and 2024 was approximately 27% and 19%, respectively. As of December 31, 2025, the Company had six mortgages totaling $38.2 million due within the next 12 months.

The Company believes that cash on hand, funds generated from operations, the DRIP and capital markets, the funds available on the lines of credit, together with the ability to finance and refinance its properties will provide sufficient funds to adequately meet its obligations and generate funds for new investments over the next several years.

Contractual Obligations

The Company has investments in entities formed under its joint venture relationship with Nuveen Real Estate which are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control, over the operating and financial decisions for the joint venture entities. The terms of the joint venture arrangements require the Company to fund 40% and Nuveen to fund 60% of the total capital contributions made by the members. See Item 2 – “Properties” and Note 5, “Investment in Joint Ventures,” of the Notes to Consolidated Financial Statements for additional information.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2025, we were exposed to risks associated with adverse changes in market prices and interest rates. The Company’s principal market risk exposure is interest rate risk. The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company’s control contribute to interest rate risk. The Company mitigates this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which may include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.

The following table sets forth information as of December 31, 2025, concerning the Company’s mortgages and loans payable, including principal cash flow by scheduled maturity, weighted average interest rates and estimated fair value (in thousands).

	Mortgages Payable			Loans Payable
		Weighted Average			Weighted Average
	Carrying Value	Interest Rate		Carrying Value	Interest Rate

2026	$38,179	3.96%		$5,128	7.43%
2027	37,037	4.28%		-0-	-0-%
2028	23,970	5.55%		23,336	6.15%
2029	38,790	2.21%		-0-	-0-%
2030	114,739	2.93%		-0-	-0-%
Thereafter	309,380	5.64%		-0-	-0-%
Total	$562,095	4.73	%(1)	$28,464	6.38	%(1)
Estimated Fair Value	$557,532			$28,464

(1)	Weighted average interest rate, not including the effect of unamortized debt issuance costs. The weighted average interest rate, including the effect of unamortized debt issuance costs, at December 31, 2025 was 4.78% for mortgages payable and 6.56% for loans payable.

All mortgage loans are at fixed rates. The Company has approximately $5.1 million in variable rate loans payable. If short-term interest rates increased or decreased by 1%, interest expense would have increased or decreased by approximately $51,000.

In its investment portfolio, the Company has invested in equity securities of other REITs and is primarily exposed to market price risk from adverse changes in market rates and conditions. The Company’s marketable securities investments was 1.1% of undepreciated assets as of December 31, 2025. Other than purchasing marketable equity securities through automatic dividend reinvestments, the Company has not made any purchases of REIT securities during 2023, 2024 and 2025 and the Company does not intend to increase its investment in the REIT securities portfolio. All securities are carried at fair value.

Item 8 – Financial Statements and Supplementary Data

The financial statements and supplementary data listed in Part IV, Item 15(a)(1) and included immediately following the signature pages to this report are incorporated herein by reference.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended December 31, 2025 and 2024.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2025.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2025. In 2025, Management retained the services of DLA, LLC, an independent firm, to assist management in its assessment of the Company’s internal controls over financial reporting. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Management directed and supervised the assessment and is solely responsible for the design, implementation, evaluation, and conclusions regarding the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

UMH Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited UMH Properties, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, and the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and our report dated February 25, 2026, expressed an unqualified opinion thereon.

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

February 25, 2026

New York, New York

(c) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B – Other Information

None.

Item 9C – Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2026 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A and the information included under the caption “Information about our Executive Officers” in Part I hereof, in accordance with General Instruction G(3) to Form 10-K.

Item 11 – Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2026 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2026 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2026 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

Item 14 – Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2026 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

			Page(s)

(a) (1)		The following Financial Statements are filed as part of this report.

	(i)	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 127)	65

	(ii)	Consolidated Balance Sheets as of December 31, 2025 and 2024	66-67

	(iii)	Consolidated Statements of Income (Loss) for the years ended December 31, 2025, 2024 and 2023	68

	(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023	69-70

	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	71

	(vi)	Notes to Consolidated Financial Statements	72-102

(a) (2)		The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2025	103-112

All other schedules are omitted for the reason that they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

(a) (3)	The Exhibits set forth in the following index of Exhibits are filed as part of this Report.

Exhibit No.	Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger dated as of June 23, 2003 (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

(3)	Articles of Incorporation and By-Laws

3.1	Articles of Incorporation of UMH Properties, Inc., a Maryland corporation (incorporated by reference from the Company’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on July 10, 2003, Registration No. 001-12690).

3.2	Amendment to Articles of Incorporation (incorporated by reference to the 8-K as filed by the Registrant with the Securities and Exchange Commission on April 3, 2006, Registration No. 001-12690).

3.3	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.4	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 26, 2011, Registration No. 001-12690).

3.5	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.6	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 10, 2012, Registration No. 001-12690).

3.7	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.8	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 31, 2012, Registration No. 001-12690).

3.9	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.10	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 20, 2015, Registration No. 001-12690).

3.11	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

3.12	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2016, Registration No. 001-12690).

Exhibit No.	Description

3.13	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2016, Registration No. 001-12690).

3.14	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 5, 2017, Registration No. 001-12690).

3.15	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

3.16	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 26, 2017, Registration No. 001-12690).

3.17	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 22, 2018, Registration No. 001-12690).

3.18	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 29, 2019, Registration No. 001-12690).

3.19	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 29, 2019, Registration No. 001-12690).

3.20	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 22, 2019, Registration No. 001-12690).

3.21	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 22, 2019, Registration No. 001-12690).

3.22	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 18, 2020, Registration No. 001-12690).

3.23	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 16, 2020, Registration No. 001-12690).

3.24	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 10, 2023, Registration No. 001-12690).

3.25	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 19, 2023, Registration No. 001-12690).
3.26	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 16, 2024, Registration No. 001-12690).

3.27	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 5, 2025, Registration No. 001-12690).

3.28	Articles Supplementary (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 5, 2025, Registration No. 001-12690).

3.29	Bylaws of the Company, as amended and restated, dated March 31, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 31, 2014, Registration No. 001-12690).

Exhibit No.		Description

(4)		Instruments Defining the Rights of Security Holders, Including Indentures

4.1		Specimen certificate of Common Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.1 to the Form S-3 as filed by the Registrant with the Securities and Exchange Commission on December 21, 2010, Registration No. 333-171338).

4.2		Specimen certificate representing the Series D Preferred Stock of UMH Properties, Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-A12B as filed by the Registrant with the Securities and Exchange Commission on January 22, 2018, Registration No. 001-12690).

4.3		Deed of Trust for the 4.72% Series A Bonds due 2027 between UMH Properties, Inc. and Reznik Paz Nevo Trusts Ltd., as trustee, dated as of January 31, 2022 (incorporated by reference to Exhibit 4.4 to the Form 10-K as filed by the Registrant with the Securities and Exchange Commission on February 24, 2022, Registration No. 001-12690).

4.4		Deed of Trust for the 5.85% Series B Bonds due 2030 between UMH Properties, Inc. and Reznik Paz Nevo Trusts Ltd., as trustee, dated as of July 18, 2025 (incorporated by reference to Exhibit 4.1 to the Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on August 6, 2025, Registration No. 001-12690).

4.5	*	Description of the Company’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

(10)		Material Contracts

10.1	+	Employment Agreement with Mr. Eugene W. Landy dated December 14, 1993 (incorporated by reference to the Company’s 1993 Form 10-K as filed with the Securities and Exchange Commission on March 28, 1994).

10.2	+	Amendment to Employment Agreement with Mr. Eugene W. Landy effective January 1, 2004 (incorporated by reference to the Company’s 2004 Form 10-K/A as filed with the Securities and Exchange Commission on March 30, 2005, Registration No. 001-12690).

10.3	+	Second Amendment to Employment Agreement of Eugene W. Landy, dated April 14, 2008 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 16, 2008, Registration No. 001-12690).

10.4	+	Third Amendment to Employment Agreement with Mr. Eugene W. Landy effective October 1, 2014 (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 8, 2014, Registration No. 001-12690).

10.5	+	Amended and Restated Employment Agreement effective January 1, 2023, between UMH Properties, Inc. and Samuel A. Landy (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 13, 2023, Registration No. 001-12690).

10.6	+	Amended and Restated Employment Agreement effective January 1, 2023, between UMH Properties, Inc. and Anna T. Chew (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 13, 2023, Registration No. 001-12690).

10.7	+	Employment Agreement effective January 1, 2023, between UMH Properties, Inc. and Craig Koster (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 13, 2023, Registration No. 001-12690).

10.8	+	Employment Agreement effective January 1, 2023, between UMH Properties, Inc. and Brett Taft (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 13, 2023, Registration No. 001-12690).

Exhibit No.		Description

10.9	+	Form of Indemnification Agreement between UMH Properties, Inc. and its Directors and Executive Officers (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 23, 2012, Registration No. 001-12690).

10.10	+	UMH Properties, Inc. 2023 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on March 31, 2023, Registration No. 001-12690).

10.11	+	UMH Properties, Inc. Amended 2023 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement (DEF 14A) as filed with the Securities and Exchange Commission on April 4, 2025, Registration No. 001-12690).

10.12	+	Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement filed on Form S-3D as filed with the Securities and Exchange Commission on June 17, 2019, Registration No. 333-232162).

10.13		Second Amended and Restated Credit Agreement by and among UMH Properties, Inc. and Bank of Montreal, as Administrative Agent, dated as of November 7, 2022 (incorporated by reference to the Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on November 8, 2022, Registration No. 001-12690).

10.14

First Amendment to Second Amended and Restated Credit Agreement by and among UMH Properties, Inc. and Bank of Montreal, as Administrative Agent, dated as of February 24, 2023 (incorporated by reference to the Form 10-K as filed by the Registrant with the Securities and Exchange Commission on February 28, 2023, Registration No. 001-12690).

10.15		Commitment Amount Increase Request to Second Amended and Restated Credit Agreement by and among UMH Properties, Inc. and Bank of Montreal, as Administrative Agent (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 4, 2024, Registration No. 001-12690).

10.16		Equity Distribution Agreement by and between UMH Properties, Inc. and BMO Capital Markets Corp., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, B. Riley Securities, Inc., Compass Point Research & Trading LLC, and Janney Montgomery Scott LLC, (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 16, 2024, Registration No. 001-12690).

10.17		At-the-Market Sales Agreement by and between UMH Properties, Inc. and B. Riley Securities, Inc. (incorporated by reference to the Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 5, 2025, Registration No. 001-12690).

Exhibit No.		Description

10.18		Reaffirmation, Joinder and Fifth Amendment dated as of May 15, 2025 to Master Credit Facility Agreement dated as of August 20, 2020, as previously amended, among certain subsidiaries of the Company, as borrowers, Wells Fargo Bank, National Association, as lender, and Fannie Mae (with attached Master Credit Facility Agreement dated as of August 20, 2020 and Confirmation of Guaranty by UMH Properties, Inc. dated as of May 15, 2025) (incorporated by reference to Exhibit 10.1 to the Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on August 6, 2025, Registration No. 001-12690).

10.19	*	Reaffirmation, Joinder and Sixth Amendment dated as of November 25, 2025 to Master Credit Facility Agreement dated as of August 20, 2020, as previously amended, among certain subsidiaries of the Company, as borrowers, Wells Fargo Bank, National Association, as lender, and Fannie Mae (with attached Master Credit Facility Agreement dated as of August 20, 2020 and Confirmation of Guaranty by UMH Properties, Inc. dated as of November 25, 2025).

(19)		Insider Trading Policy (incorporated by reference to the Company’s 2024 Form 10-K as filed with the Securities and Exchange Commission on February 26, 2025).

(21)	*	Subsidiaries of the Registrant.

(23)	*	Consent of PKF O’Connor Davies, LLP.

(31.1)	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	+	Compensation Clawback Policy (incorporated by reference to the Company’s 2023 Form 10-K as filed with the Securities and Exchange Commission on February 28, 2024).

(101)		Interactive Data File

	++	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	++	Inline XBRL Taxonomy Extension Schema Document
101.CAL	++	Inline XBRL Taxonomy Extension Calculation Document
101.LAB	++	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	++	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	++	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*		Filed herewith.
+		Denotes a management contract or compensatory plan or arrangement.
++		Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Item 16 – Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMH PROPERTIES, INC.

BY:	/s/ Samuel A. Landy
SAMUEL A. LANDY
President, Chief Executive Officer and Director (Principal Executive Officer)

BY:	/s/ Anna T. Chew
ANNA T. CHEW
Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Dated: February 25, 2026

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Eugene W. Landy	Chairman of the Board	February 25, 2026
EUGENE W. LANDY

/s/ Samuel A. Landy	President, Chief Executive Officer and Director	February 25, 2026
SAMUEL A. LANDY

/s/ Anna T. Chew	Executive Vice President, Chief Financial Officer,	February 25, 2026
ANNA T. CHEW	Treasurer and Director

/s/ Amy Butewicz	Director	February 25, 2026
AMY BUTEWICZ

/s/ Jeffrey A. Carus	Director	February 25, 2026
JEFFREY A. CARUS

/s/Todd J. Clark	Director	February 25, 2026
TODD J. CLARK

/s/ Matthew Hirsch	Director	February 25, 2026
MATTHEW HIRSCH

/s/ Michael P. Landy	Director	February 25, 2026
MICHAEL P. LANDY

/s/ Stuart Levy	Director	February 25, 2026
STUART LEVY

/s/ William Mitchell	Director	February 25, 2026
WILLIAM MITCHELL

/s/ Angela D. Pruitt-Marriott	Director	February 25, 2026
ANGELA D. PRUITT-MARRIOTT

/s/ Kenneth K. Quigley, Jr.	Director	February 25, 2026
KENNETH K. QUIGLEY, JR.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

UMH Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UMH Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and schedule listed in the Index at Item 15(a)(2)(i) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2026, expressed an unqualified opinion.

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

February 25, 2026

New York, New York

We have served as the Company’s auditor since 2008.

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 and 2024

(in thousands except per share amounts)

	2025	2024
-ASSETS-

Investment Property and Equipment
Land	$92,824	$88,037
Site and Land Improvements	1,093,424	970,053
Buildings and Improvements	51,524	44,782
Rental Homes and Accessories	631,618	566,242
Total Investment Property	1,869,390	1,669,114
Equipment and Vehicles	35,889	31,488
Total Investment Property and Equipment	1,905,279	1,700,602
Accumulated Depreciation	(533,864)	(471,703)
Net Investment Property and Equipment	1,371,415	1,228,899

Other Assets
Cash and Cash Equivalents	72,100	99,720
Marketable Securities at Fair Value	23,758	31,883
Inventory of Manufactured Homes	42,370	34,982
Notes and Other Receivables, net	104,587	91,668
Prepaid Expenses and Other Assets	13,778	14,261
Land Development Costs	39,898	33,868
Investment in Joint Ventures	31,130	28,447
Total Other Assets	327,621	334,829

TOTAL ASSETS	$1,699,036	$1,563,728

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF DECEMBER 31, 2025 and 2024

(in thousands except per share amounts)

	2025	2024
- LIABILITIES AND SHAREHOLDERS’ EQUITY -

LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$556,129	$485,540

Other Liabilities:
Accounts Payable	5,663	7,979
Loans Payable, net of unamortized debt issuance costs	27,696	28,279
Series A Bonds, net of unamortized debt issuance costs	101,751	100,903
Series B Bonds, net of unamortized debt issuance costs	75,651	0
Accrued Liabilities and Deposits	14,115	15,091
Tenant Security Deposits	10,835	10,027
Total Other Liabilities	235,711	162,279
Total Liabilities	791,840	647,819

Commitments and Contingencies

Shareholders’ Equity:
Series D – 6.375% Cumulative Redeemable Preferred Stock, $0.10 par value per share, 18,700 and 13,700 shares authorized as of December 31, 2025 and 2024, respectively; 12,916 and 12,823 shares issued and outstanding as of December 31, 2025 and 2024, respectively	322,899	320,572
Common Stock - $0.10 par value per share, 183,714 and 163,714 shares authorized as of December 31, 2025 and 2024, respectively; 84,850 and 81,909 shares issued and outstanding as of December 31, 2025 and 2024, respectively	8,485	8,191
Excess Stock - $0.10 par value per share, 3,000 shares authorized; no shares issued or outstanding as of December 31, 2025 and 2024	0	0
Additional Paid-In Capital	599,520	610,630
Accumulated Deficit	(25,364)	(25,364)
Total UMH Properties, Inc. Shareholders’ Equity	905,540	914,029
Non-Controlling Interest in Consolidated Subsidiaries	1,656	1,880
Total Shareholders’ Equity	907,196	915,909

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,699,036	$1,563,728

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 and 2023

(in thousands)

	2025	2024	2023

INCOME:
Rental and Related Income	$226,713	$207,019	$189,749
Sales of Manufactured Homes	35,041	33,533	31,176

Total Income	261,754	240,552	220,925

EXPENSES:
Community Operating Expenses	95,977	87,354	81,343
Cost of Sales of Manufactured Homes	22,571	21,894	21,089
Selling Expenses	7,302	6,833	6,949
General and Administrative Expenses	21,537	21,772	19,703
Depreciation Expense	66,555	60,239	55,719

Total Expenses	213,942	198,092	184,803

OTHER INCOME (EXPENSE):
Interest Income	8,740	7,122	4,984
Dividend Income	1,477	1,452	2,318
Gain (Loss) on Sales of Marketable Securities, net	(221)	(3,778)	183
Increase (Decrease) in Fair Value of Marketable Securities	(2,259)	1,167	(3,555)
Other Income	912	794	1,082
Loss on Investment in Joint Ventures	(439)	(376)	(808)
Interest Expense	(29,683)	(27,287)	(32,475)

Total Other Income (Expense)	(21,473)	(20,906)	(28,271)

Income Before Loss on Sales of Investment Property and Equipment	26,339	21,554	7,851
Loss on Sales of Investment Property and Equipment	(64)	(113)	0

Net Income	26,275	21,441	7,851

Preferred Dividends	(20,533)	(19,163)	(16,723)
Loss Attributable to Non-Controlling Interest	224	194	158

Net Income (Loss) Attributable to Common Shareholders	$5,966	$2,472	$(8,714)

Net Income (Loss) Attributable to Common Shareholders Per Share – Basic and Diluted	$0.07	$0.03	$(0.15)

Weighted Average Common Shares Outstanding:
Basic	84,067	74,114	63,068
Diluted	84,694	74,912	63,681

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 and 2023

(in thousands)

	Common Stock		Preferred
	Issued and Outstanding		Stock
	Number	Amount	Series D

Balance December 31, 2022	57,595	$5,760	$225,379

Common Stock Issued with the DRIP	612	61	0
Common Stock Issued through Restricted/ Unrestricted Stock Awards	302	30	0
Common Stock Issued through Stock Options	71	7	0
Common Stock Issued in connection with At-The-Market Offerings, net	9,398	940	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	64,801
Distributions	0	0	0
Stock Compensation Expense	0	0	0
Net Income (Loss)	0	0	0

Balance December 31, 2023	67,978	6,798	290,180

Common Stock Issued with the DRIP	623	62	0
Common Stock Issued through Restricted/ Unrestricted Stock Awards	496	50	0
Common Stock Issued through Stock Options	280	28	0
Common Stock Issued in connection with At-The-Market Offerings, net	12,532	1,253	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	30,392
Distributions	0	0	0
Stock Compensation Expense	0	0	0
Net Income (Loss)	0	0	0

Balance December 31, 2024	81,909	8,191	320,572

Common Stock Issued with the DRIP	591	59	0
Common Stock Issued through Restricted/ Unrestricted Stock Awards	65	6	0
Common Stock Issued through Stock Options	39	4	0
Repurchase of Common Stock	(320)	(32)	0
Common Stock Issued in connection with At-The-Market Offerings, net	2,566	257	0
Preferred Stock Issued in connection with At-The-Market Offerings, net	0	0	2,327
Distributions	0	0	0
Stock Compensation Expense	0	0	0
Net Income (Loss)	0	0	0

Balance December 31, 2025	84,850	$8,485	$322,899

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 and 2022

(in thousands)

	Additional Paid-In	Undistributed Income (Accumulated	Non-Controlling Interest in Consolidated	Total Shareholders’
	Capital	Deficit)	Subsidiary	Equity

Balance December 31, 2022	$343,189	$(25,364)	$2,232	$551,196

Common Stock Issued with the DRIP	8,985	0	0	9,046
Common Stock Issued through Restricted/ Unrestricted Stock Awards	(30)	0	0	0
Common Stock Issued through Stock Options	727	0	0	734
Common Stock Issued in connection with At-The-Market Offerings, net	144,849	0	0	145,789
Preferred Stock Issued in connection with At-The-Market Offerings, net	(9,072)	0	0	55,729
Distributions	(60,438)	(8,009)	0	(68,447)
Stock Compensation Expense	4,896	0	0	4,896
Net Income (Loss)	0	8,009	(158)	7,851

Balance December 31, 2023	433,106	(25,364)	2,074	706,794

Common Stock Issued with the DRIP	10,151	0	0	10,213
Common Stock Issued through Restricted/ Unrestricted Stock Awards	(50)	0	0	0
Common Stock Issued through Stock Options	2,891	0	0	2,919
Common Stock Issued in connection with At-The-Market Offerings, net	219,369	0	0	220,622
Preferred Stock Issued in connection with At-The-Market Offerings, net	(2,377)	0	0	28,015
Distributions	(59,817)	(21,635)	0	(81,452)
Stock Compensation Expense	7,357	0	0	7,357
Net Income (Loss)	0	21,635	(194)	21,441

Balance December 31, 2024	610,630	(25,364)	1,880	915,909

Common Stock Issued with the DRIP	9,275	0	0	9,334
Common Stock Issued through Restricted/ Unrestricted Stock Awards	(6)	0	0	0
Common Stock Issued through Stock Options	531	0	0	535
Repurchase of Common Stock	(4,786)	0	0	(4,818)
Common Stock Issued in connection with At-The-Market Offerings, net	43,851	0	0	44,108
Preferred Stock Issued in connection with At-The-Market Offerings, net	(376)	0	0	1,951
Distributions	(68,782)	(26,499)	0	(95,281)
Stock Compensation Expense	9,183	0	0	9,183
Net Income (Loss)	0	26,499	(224)	26,275

Balance December 31, 2025	$599,520	$(25,364)	$1,656	$907,196

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 and 2023

(in thousands)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26,275	$21,441	$7,851
Non-Cash items included in Net Income:
Depreciation	66,555	60,239	55,719
Amortization of Financing Costs	2,992	2,384	2,135
Stock Compensation Expense	5,364	4,784	4,896
Provision for Uncollectible Notes and Other Receivables	1,603	2,079	2,061
(Gain) Loss on Sales of Marketable Securities, net	221	3,778	(183)
(Increase) Decrease in Fair Value of Marketable Securities	2,259	(1,167)	3,555
Loss on Sales of Investment Property and Equipment	64	113	0
Loss on Investment in Joint Ventures	816	895	1,026
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(7,388)	(2,042)	55,528
Notes and Other Receivables, net of notes acquired with acquisitions	(14,522)	(12,676)	(15,861)
Prepaid Expenses and Other Assets	218	(558)	4,308
Accounts Payable	(2,316)	1,873	(281)
Accrued Liabilities and Deposits	(976)	(26)	(1,735)
Tenant Security Deposits	808	484	1,058
Net Cash Provided by Operating Activities	81,973	81,601	120,077

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities, net of mortgages assumed	(42,791)	0	(3,679)
Purchase of Investment Property and Equipment	(114,373)	(92,101)	(123,860)
Proceeds from Sales of Investment Property and Equipment	4,060	5,282	3,049
Additions to Land Development Costs	(58,242)	(48,567)	(37,928)
Purchase of Marketable Securities through automatic reinvestments	(27)	(24)	(23)
Proceeds from Sales of Marketable Securities	5,672	36	4,323
Investment in Joint Ventures	(3,499)	(4,491)	(7,455)
Net Cash Used in Investing Activities	(209,200)	(139,865)	(165,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages, net of mortgages assumed	193,235	0	57,743
Net Payments from Short-Term Borrowings	(1,048)	(65,170)	(59,542)
Principal Payments of Mortgages and Loans	(120,410)	(11,864)	(70,317)
Proceeds from Bond Issuance	80,231	0	0
Financing Costs on Debt	(8,495)	(645)	(1,678)
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	1,951	28,015	55,729
Proceeds from At-The-Market Common Equity Program, net of offering costs	44,108	220,622	145,789
Proceeds from Issuance of Common Stock in the DRIP, net of dividend reinvestments	5,815	6,999	6,394
Repurchase of Common Stock	(4,818)	0	0
Proceeds from Exercise of Stock Options	535	2,919	734
Preferred Dividends Paid	(20,533)	(19,163)	(16,723)
Common Dividends Paid, net of dividend reinvestments	(71,229)	(59,075)	(49,072)
Net Cash Provided by Financing Activities	99,342	102,638	69,057

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(27,885)	44,374	23,561
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	108,811	64,437	40,876

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$80,926	$108,811	$64,437

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

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

Description of the Business

As of December 31, 2025, the Company operated a portfolio of 145 manufactured home communities, of which 142 are majority owned and are included in our consolidated operations with the remaining three owned through our joint ventures with Nuveen Real Estate, in which the Company has a 40% interest. Of the 142 majority owned communities, 140 are owned 100% by the Company with the remaining two owned by the Company’s Opportunity Zone Fund, in which the Company has a 77% interest. The Company’s portfolio of 145 communities contain a total of approximately 27,100 developed homesites, of which 11,000 contain rental homes that are leased to residents. These 145 communities are located in twelve states consisting of New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia.

These manufactured home communities are listed by trade names as follows:

MANUFACTURED HOME COMMUNITY	LOCATION

Albany Dunes	Albany, Georgia
Allentown	Memphis, Tennessee
Arbor Estates	Doylestown, Pennsylvania
Auburn Estates	Orrville, Ohio
Bayshore Estates	Sandusky, Ohio
Birchwood Farms	Birch Run, Michigan
Boardwalk	Elkhart, Indiana
Broadmore Estates	Goshen, Indiana
Brookside Village	Berwick, Pennsylvania
Brookview Village	Greenfield Center, New York
Camelot Village	Anderson, Indiana
Camelot Woods	Altoona, Pennsylvania
Candlewick Court	Owosso, Michigan
Carsons	Chambersburg, Pennsylvania
Catalina	Middletown, Ohio
Cedar Grove	Mantua, New Jersey
Cedarcrest Village	Vineland, New Jersey
Center Manor	Monaca, Pennsylvania
Chambersburg I & II	Chambersburg, Pennsylvania
Chelsea	Sayre, Pennsylvania
Cinnamon Woods	Conowingo, Maryland
City View	Lewistown, Pennsylvania
Clinton Mobile Home Resort	Tiffin, Ohio
Collingwood	Horseheads, New York
Colonial Heights	Wintersville, Ohio
Conowingo Court	Conowingo, Maryland
Countryside Estates	Muncie, Indiana

MANUFACTURED HOME COMMUNITY	LOCATION

Countryside Estates	Ravenna, Ohio
Countryside Village	Columbia, Tennessee
Cranberry Village	Cranberry Township, Pennsylvania
Crestview	Athens, Pennsylvania
Cross Keys Village	Duncansville, Pennsylvania
Crossroads Village	Mount Pleasant, Pennsylvania
Dallas Mobile Home Community	Toronto, Ohio
Deer Meadows	New Springfield, Ohio
Deer Run	Dothan, Alabama
Duck River Estates	Columbia, Tennessee
D & R Village	Clifton Park, New York
Evergreen Estates	Lodi, Ohio
Evergreen Manor	Bedford, Ohio
Evergreen Village	Mantua, Ohio
Fairview Manor	Millville, New Jersey
Fifty-One Estates	Elizabeth, Pennsylvania
Fohl Village	Canton, Ohio
Forest Creek	Elkhart, Indiana
Forest Park Village	Cranberry Township, Pennsylvania
Fox Chapel Village	Cheswick, Pennsylvania
Frieden Manor	Schuylkill Haven, Pennsylvania
Friendly Village	Perrysburg, Ohio
Garden View Estates (1)	Orangeburg, South Carolina
Green Acres	Chambersburg, Pennsylvania
Gregory Courts	Honey Brook, Pennsylvania
Hayden Heights	Dublin, Ohio
Heather Highlands	Inkerman, Pennsylvania
Hidden Creek	Erie, Michigan
High View Acres	Export, Pennsylvania
Highland	Elkhart, Indiana
Highland Estates	Kutztown, Pennsylvania
Hillcrest Crossing	Lower Burrell, Pennsylvania
Hillcrest Estates	Marysville, Ohio
Hillside Estates	Greensburg, Pennsylvania
Holiday Village	Nashville, Tennessee
Holiday Village	Elkhart, Indiana
Holly Acres Estates	Erie, Pennsylvania
Honey Ridge (2)	Honey Brook, Pennsylvania
Hudson Estates	Peninsula, Ohio
Huntingdon Pointe	Tarrs, Pennsylvania
Independence Park	Clinton, Pennsylvania
Iris Winds	Sumter, South Carolina
Kinnebrook	Monticello, New York
Lake Erie Estates	Fredonia, New York
Lake Sherman Village	Navarre, Ohio
Lakeview Meadows	Lakeview, Ohio
Laurel Woods	Cresson, Pennsylvania
Little Chippewa	Orrville, Ohio
Mandell Trails	Butler, Pennsylvania
Maple Manor	Taylor, Pennsylvania
Maplewood Village	Mantua, New Jersey
Marysville Estates	Marysville, Ohio
Maybelle Manor	Conowingo, Maryland
Meadowood	New Middletown, Ohio
Meadows	Nappanee, Indiana
Meadows of Perrysburg	Perrysburg, Ohio

MANUFACTURED HOME COMMUNITY	LOCATION

Melrose Village	Wooster, Ohio
Melrose West	Wooster, Ohio
Memphis Blues	Memphis, Tennessee
Mighty Oak (1)	Albany, Georgia
Monroe Valley	Jonestown, Pennsylvania
Moosic Heights	Avoca, Pennsylvania
Mount Pleasant Village	Mount Pleasant, Pennsylvania
Mountaintop	Narvon, Pennsylvania
New Colony	West Mifflin, Pennsylvania
Northtowne Meadows	Erie, Michigan
Oak Ridge Estates	Elkhart, Indiana
Oak Tree	Jackson, New Jersey
Oakwood Lake Village	Tunkhannock, Pennsylvania
Olmsted Falls	Olmsted Falls, Ohio
Oxford Village	West Grove, Pennsylvania
Parke Place	Elkhart, Indiana
Perrysburg Estates	Perrysburg, Ohio
Pikewood Manor	Elyria, Ohio
Pine Ridge Village/Pine Manor	Carlisle, Pennsylvania
Pine Valley Estates	Apollo, Pennsylvania
Pleasant View Estates	Bloomsburg, Pennsylvania
Port Royal Village	Belle Vernon, Pennsylvania
Redbud Estates	Anderson, Indiana
River Bluff Estates	Memphis, Tennessee
River Valley Estates	Marion, Ohio
Rolling Hills Estates	Carlisle, Pennsylvania
Rostraver Estates	Belle Vernon, Pennsylvania
Rum Runner (2)	Sebring, Florida
Saddle Creek	Dothan, Alabama
Sandy Valley Estates	Magnolia, Ohio
Sebring Square (2)	Sebring, Florida
Shady Hills	Nashville, Tennessee
Somerset Estates/Whispering Pines	Somerset, Pennsylvania
Southern Terrace	Columbiana, Ohio
Southwind Village	Jackson, New Jersey
Spreading Oaks Village	Athens, Ohio
Springfield Meadows	Springfield, Ohio
Suburban Estates	Greensburg, Pennsylvania
Summit Estates	Ravenna, Ohio
Summit Village	Marion, Indiana
Sunny Acres	Somerset, Pennsylvania
Sunnyside	Eagleville, Pennsylvania
Trailmont	Goodlettsville, Tennessee
Twin Oaks I & II	Olmsted Falls, Ohio
Twin Pines	Goshen, Indiana
Valley High	Ruffs Dale, Pennsylvania
Valley Hills	Ravenna, Ohio
Valley Stream	Mountaintop, Pennsylvania
Valley View I	Ephrata, Pennsylvania
Valley View II	Ephrata, Pennsylvania
Valley View – Honey Brook	Honey Brook, Pennsylvania
Voyager Estates	West Newton, Pennsylvania
Waterfalls Village	Hamburg, New York
Wayside	Bellefontaine, Ohio
Weatherly Estates	Lebanon, Tennessee
Wellington Estates	Export, Pennsylvania
Woodland Manor	West Monroe, New York
Woodlawn Village	Eatontown, New Jersey
Woods Edge	West Lafayette, Indiana
Wood Valley	Caledonia, Ohio
Worthington Arms	Lewis Center, Ohio
Youngstown Estates	Youngstown, New York

(1) Community is owned by the OZ Fund.

(2) Entities formed under the Company’s joint ventures with Nuveen Real Estate, in which the Company holds a 40% interest and serves as managing member.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company prepares its financial statements under the accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All the Company’s subsidiaries are 100% wholly-owned, except for its investment in its qualified opportunity zone fund, which is 77% owned by the Company (see Note 6). As the managing member of the OZ Fund, the Company has control over the operating and financial decisions of the OZ Fund, including power over significant activities. Therefore, the Company consolidates this investment under ASC 810 “Consolidation.” Non-controlling interests are presented accordingly. The consolidated financial statements of the Company include all of these subsidiaries, including its qualified opportunity zone fund. All intercompany transactions and balances have been eliminated in consolidation.

A subsidiary of the Company is the managing member of the Company’s joint ventures with Nuveen Real Estate.

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

Investment Property and Equipment and Depreciation

Property and equipment are carried at cost less accumulated depreciation. Depreciation for Sites and Buildings is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 15 to 27.5 years). Depreciation of improvements to sites and buildings, rental homes and equipment and vehicles is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 3 to 27.5 years). Land development costs are not depreciated until they are put in use, at which time they are capitalized as buildings and improvements or site and land improvements. Interest expense pertaining to land development costs are capitalized. Maintenance and repairs are charged to expense as incurred and improvements are capitalized. The Company uses its professional judgement in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. The Company’s business plan includes the purchase of value-add communities, redevelopment, development and expansion of communities. There were no acquisitions in 2024. During 2025, we acquired five manufactured home communities containing 587 sites and developed 34 expansions sites. The Company capitalizes payroll, benefits and stock compensation expense for those individuals responsible for and who spend their time on the execution and supervision of development activities and capital projects. These amounts capitalized to land development were approximately $8.7 million and $7.5 million for the years ended December 31, 2025 and 2024, respectively. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statements and any gain or loss is reflected in the current year’s results of operations.

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

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21. The process entailed the analysis of property for instances where the net book value exceeded the estimated fair value. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2025, no impairment charges were required.

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

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. ASU 2017-01 seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, intangible assets and consolidation. The adoption of ASU 2017-01 was effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. Early adoption is permitted. The Company adopted this standard effective January 1, 2017, on a prospective basis. The Company evaluated its acquisitions and has determined that its acquisitions of its manufactured home communities during 2025 should be accounted for as acquisition of assets. As such, transaction costs, primarily consisting of broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to acquisitions are capitalized as part of the cost of the acquisitions, which is then subject to a purchase price allocation based on relative fair value. Prior to the adoption of ASU 2017-01, the Company’s acquisitions were considered an acquisition of a business and therefore, the acquisition costs were expensed.

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

Marketable Securities

Investments in marketable securities consist of marketable common and preferred stock securities of other REITs. These marketable securities are all publicly traded and purchased on the open market, through private transactions or through dividend reinvestment plans. The Company normally holds REIT securities on a long-term basis and has the ability and intent to hold securities to recovery, therefore as of December 31, 2025 and 2024, gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis. As of December 31, 2025, the securities portfolio represented 1.1% of undepreciated assets. Other than purchasing marketable equity securities through automatic dividend reinvestments, the Company has not made any purchases of REIT securities during 2023, 2024 and 2025 and the Company does not intend to increase its investment in the REIT securities portfolio.

Inventory of Manufactured Homes

Inventory of manufactured homes is valued at the lower of cost or net realizable value and is determined by the specific identification method. All inventory is considered finished goods.

Accounts and Notes Receivables

The Company’s accounts, notes and other receivables are stated at their outstanding balance and reduced by an allowance for uncollectible accounts. The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the notes receivable or lease agreements. The collectability of notes receivable is measured based on the present value of the expected future cash flow discounted at the notes receivable effective interest rate or the fair value of the collateral if the notes receivable is collateral dependent. At December 31, 2025 and 2024, the reserves for uncollectible accounts, notes and other receivables were $2.2 million and $2.5 million, respectively. For the years ended December 31, 2025, 2024 and 2023 the provisions for uncollectible notes and other receivables were $1.6 million, $2.1 million and $2.1 million, respectively. Charge-offs and other adjustments related to repossessed homes for the years ended December 31, 2025, 2024 and 2023 amounted to $1.9 million, $2.3 million and $1.9 million, respectively.

The Company accounts for its receivables in accordance with ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and supportable forecasts that affect the collectability of the reported amount. As of December 31, 2025 and 2024, the Company had notes receivable of $100.0 million and $87.4 million, net of a fair value adjustment of $1.5 million and $1.8 million, respectively. Notes receivables are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

The Company’s notes receivable primarily consists of installment loans collateralized by manufactured homes with principal and interest payable monthly. As of December 31, 2025, the weighted average interest rate on these loans was approximately 7.0% and the average maturity was approximately 6 years. As of December 31, 2024, the weighted average interest rate on these loans was approximately 7.1% and the average maturity was approximately 6 years.

Unamortized Financing Costs

Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability. These costs are amortized on a straight-line basis which approximates the effective interest method over the term of the related obligations, and included as a component of interest expense. Unamortized costs are charged to expense upon prepayment of the obligation. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with ASC 470-50-40, Modifications and Extinguishments. As of December 31, 2025 and 2024, accumulated amortization amounted to $16.6 million and $13.6 million, respectively. The Company estimates that aggregate amortization expense will be approximately $3.5 million for 2026, $2.1 million for 2027, $1.9 million for 2028, $1.9 million for 2029, $1.1 million for 2030 and $1.7 million thereafter.

Leases

The Company accounts for its leases under ASC 842, “Leases.” Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. These leases are generally for one-year or month-to-month terms and renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute.

The Company is the lessee in other arrangements, primarily for our corporate office expiring April 30, 2027 and a ground lease at one community expiring April 12, 2099, with an option to extend for another 99-year term. As of December 31, 2025 and 2024, the right-of-use assets and corresponding lease liabilities of $2.7 million and $3.0 million, respectively, are included in prepaid expenses and other assets and accrued liabilities and deposits on the consolidated balance sheets.

Future minimum lease payments under these leases over the remaining lease terms, exclusive of renewal options are as follows (in thousands):

2026	$460
2027	257
2028	111
2029	111
2030	111
Thereafter	18,281

Total Lease Payments	$19,331

The weighted average remaining lease term for these leases, including renewal options is 165 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%.

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

The following table reconciles beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	12/31/25	12/31/24	12/31/23	12/31/22

Cash and Cash Equivalents	$72,100	$99,720	$57,320	$29,785
Restricted Cash	8,826	9,091	7,117	11,091
Cash, Cash Equivalents And Restricted Cash	$80,926	$108,811	$64,437	$40,876

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period (84.1 million, 74.1 million and 63.1 million in 2025, 2024 and 2023, respectively). Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. In periods with a net loss, the basic loss per share equals the diluted loss per share as all Common Stock equivalents are excluded from the per share calculation because they are anti-dilutive. For the year ended December 31, 2025, Common Stock equivalents resulting from employee stock options to purchase 6.3 million shares of Common Stock amounted to 627,000 shares, which were included in the computation of Diluted Net Income per Share. For the year ended December 31, 2024, Common Stock equivalents resulting from employee stock options to purchase 5.4 million shares of Common Stock amounted to 798,000 shares, which were included in the computation of Diluted Net Income per Share. For the year ended December 31, 2023, employee stock options to purchase 4.7 million shares of Common Stock were excluded from the computation of Diluted Net Loss per Share as their effect would be anti-dilutive.

Stock Compensation Plan

The Company accounts for awards of stock, stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants are determined by using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation cost for restricted stock are recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards are equal to the fair value of the Company’s stock on the grant date. Compensation costs for option grants and restricted stock awards included in general and administrative expenses of $5.4 million, $4.8 million and $4.9 million have been recognized in 2025, 2024 and 2023, respectively. Compensation costs for option grants and restricted stock awards capitalized to land development were $3.8 million, $2.8 million and $0 for 2025, 2024 and 2023, respectively. During 2025, 2024 and 2023, compensation costs included a one-time charge of $337,000, $272,000 and $233,000, respectively, for restricted stock and stock option grants awarded to a participant who was of retirement age and therefore the entire amount of measured compensation cost has been recognized at grant date. Included in Note 8 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted stock awards.

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

In December 2017, the Tax Cuts and Jobs Act of 2017 (the TCJA), Code Section 199A, was added to the Code and became effective for tax years beginning after December 31, 2017 and before January 1, 2026. Under the TCJA, subject to certain income limitations, individual taxpayers and trusts and estates may deduct 20% of the aggregate amount of qualified REIT dividends they receive from their taxable income. Qualified REIT dividends do not include any portion of a dividend received from a REIT that is classified as a capital gain dividend or qualified dividend income. While initially scheduled to expire in 2025, recent legislation has made this deduction permanent.

The Company follows the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of December 31, 2024. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2025, the tax years 2022 through and including 2025 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

Reclassifications

Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the financial statement presentation for the current year.

Other Recent Accounting Pronouncements

On November 4, 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03 - Income Statement – Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 and should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. Early adoption is permitted. The Company anticipates making the required disclosures beginning with its Form 10-K for the year ending December 31, 2027.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 3 – INVESTMENT PROPERTY AND EQUIPMENT

Acquisitions in 2025

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

On October 7, 2025, the Company acquired one community, Albany Dunes, located in Albany, Georgia for approximately $2.6 million. This community contains a total of 130 developed homesites, which are 32% occupied. This community is situated on approximately 40 acres.

The Company has evaluated these acquisitions and has determined that they should be accounted for as acquisitions of assets. As such, we have allocated the total cash consideration, including transaction costs of approximately $966,000 for 2025 to the individual assets acquired on a relative fair value basis. The following table summarizes our purchase price allocation for the assets acquired for the year ended December 31, 2025 (in thousands):

2025 Acquisitions
Assets Acquired:
Land	$3,981
Depreciable Property	38,810
Total Assets Acquired	$42,791

Total income, community net operating income (“Community NOI”)* and net loss for the communities acquired in 2025, which are included in our consolidated statements of income (loss) for the year ended December 31, 2025, is as follows (in thousands):

2025

Total Income	$2,212
Community NOI *	$1,499
Net Loss	$(38)

*	Community NOI is defined as rental and related income less community operating expenses.

See Note 7 for additional information relating to loans and mortgages payable and Note 18 for the unaudited pro forma financial information relating to these acquisitions.

Accumulated Depreciation

The following is a summary of accumulated depreciation by major classes of assets (in thousands):

	December 31, 2025	December 31, 2024

Site and land improvements	$322,828	$287,591
Buildings and improvements	15,953	14,214
Rental homes and accessories	167,760	144,768
Equipment and vehicles	27,323	25,130
Total accumulated depreciation	$533,864	$471,703

NOTE 4 – MARKETABLE SECURITIES

The Company’s marketable securities primarily consist of common and preferred stock of other REITs. The Company does not own more than 10% of the outstanding shares of any of these securities, nor does it have controlling financial interest. The REIT securities portfolio provides the Company with additional diversification, liquidity and income. As of December 31, 2025, the securities portfolio represented 1.1% of undepreciated assets. Other than purchasing marketable equity securities through automatic dividend reinvestments, the Company has not made any purchases of REIT securities during 2023, 2024 and 2025 and the Company does not intend to increase its investment in the REIT securities portfolio.

The following is a listing of marketable securities at December 31, 2025 (in thousands):

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value

Equity Securities:
Preferred Stock:
Cedar Realty Trust, Inc.	B	7.250%	16	$331	$290
Cedar Realty Trust, Inc.	C	6.500%	20	494	343
Total Preferred Stock				825	633

Common Stock:
Diversified Healthcare Trust			171	2,920	829
Franklin Street Properties Corporation			220	2,219	208
Industrial Logistics Properties Trust			87	1,729	483
Kimco Realty Corporation			880	16,490	17,838
Office Properties Income Trust*			562	36,418	7
Orion Office REIT, Inc.			18	293	42
Realty Income Corporation			45	2,635	2,520
Regency Centers Corporation			17	1,024	1,198
Total Common Stock				63,728	23,125

Total Marketable Securities				$64,553	$23,758

*	Delisted from the Nasdaq Stock Market on October 7, 2025 and subsequently moved to the OTC Pink Market.

The following is a listing of marketable securities at December 31, 2024 (in thousands):

		Interest	Number		Market
	Series	Rate	of Shares	Cost	Value

Equity Securities:
Preferred Stock:
Cedar Realty Trust, Inc.	B	7.250%	15	$304	$219
Cedar Realty Trust, Inc.	C	6.500%	20	494	290
Total Preferred Stock				798	509

Common Stock:
Diversified Healthcare Trust			171	2,920	393
Franklin Street Properties Corporation			220	2,219	403
Industrial Logistics Properties Trust			87	1,729	318
Kimco Realty Corporation			880	16,490	20,618
Office Properties Income Trust			562	36,418	561
Orion Office REIT, Inc.			18	293	69
Realty Income Corporation			145	8,527	7,729
Regency Centers Corporation			17	1,024	1,283
Total Common Stock				69,620	31,374

Total Marketable Securities				$70,418	$31,883

Gain (loss) on sales of marketable securities, net amounted to a loss of approximately $(221,000) and $(3.8) million for the years ended December 31, 2025 and 2024, respectively, and a gain of approximately $183,000 for the year ended December 31, 2023. As of December 31, 2025, 2024 and 2023, the securities portfolio had net unrealized holding losses of $40.8 million, $38.5 million and $39.7 million, respectively.

NOTE 5- INVESTMENT IN JOINT VENTURES

In December 2021, the Company and Nuveen Real Estate (“Nuveen” or “Nuveen Real Estate”), established a joint venture for the purpose of acquiring manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The terms of the initial joint venture entity were set forth in a Limited Liability Company Agreement dated as of December 8, 2021 (the “2021 LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen. The 2021 LLC Agreement provided for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years. The 2021 LLC Agreement called for committed capital to be funded 60% by Nuveen and 40% by the Company on a parity basis. The Company serves as managing member of the joint venture entity and is responsible for day-to-day operations of the joint venture entity and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management, asset management and other fees from the joint venture entity. In addition, once each member has recouped its invested capital and received a 7.5% net unlevered internal rate of return, 80% of distributable cash will be allocated pro rata in accordance with the members’ respective percentage interests and the Company and Nuveen will receive a promote percentage equal to 70% (in the case of the Company) and 30% (in the case of Nuveen) of the remaining 20% of distributable cash. After seven years the Company may elect to consummate the crystallization of the promote.

Under the terms of the 2021 LLC Agreement, after December 8, 2024 or, if later, the second anniversary of the acquisition and placing in service of a manufactured housing or recreational vehicle community, Nuveen will have a right to initiate the sale of one or more of the communities owned by the joint venture entity. If Nuveen elects to initiate such a sale process, the Company may exercise a right of first refusal to acquire Nuveen’s interest in the community or communities to be sold for a purchase price corresponding to the greater of the appraised value of such communities or the amount required to provide a 7.5% net unlevered internal rate of return on Nuveen’s investment. In addition, the Company will have the right to buy out Nuveen’s interest in the joint venture entity at any time after December 8, 2031 at a purchase price corresponding to the greater of the appraised value of the portfolio or the amount required to provide a 7.5% net unlevered internal rate of return on Nuveen’s investment.

The 2021 LLC Agreement between the Company and Nuveen provided that until the capital contributions to the joint venture are fully funded or the joint venture is terminated, the joint venture will be the exclusive vehicle for the Company to acquire any manufactured housing communities and/or recreational vehicle communities that meet the joint venture’s investment guidelines. These guidelines called for the joint venture to acquire manufactured housing and recreational vehicle communities that have been developed within the previous two years and are less than 20% occupied, are located in certain geographic markets, are projected to meet certain cash flow and internal rate of return targets, and satisfy certain other criteria. The Company agreed to offer Nuveen the opportunity to have the joint venture acquire any manufactured housing community or recreational vehicle community that meets these investment guidelines. Under the terms of the 2021 LLC Agreement, if Nuveen determines not to pursue or approve any such acquisition, the Company would be permitted to acquire the property outside the joint venture. Since the execution of the 2021 LLC Agreement, Nuveen has provided the Company with written waivers of the exclusivity provision of the 2021 LLC Agreement with regard to two property acquisitions that may have fit the investment guidelines of the joint venture, which permitted the Company to acquire them outside of the Nuveen joint venture. Except for investment opportunities that are offered to and declined by Nuveen, the Company is prohibited from developing, owning, operating or managing manufactured housing communities or recreational vehicle communities within a 10-mile radius of any community owned by the joint venture. However, this restriction does not apply with respect to investments by the Company in existing communities operated by the Company.

The 2021 LLC Agreement provides that Nuveen will have the right to remove and replace the Company as managing member of the joint venture and manager of the joint venture’s properties if the Company breaches certain obligations or certain events occur. Upon such removal, Nuveen may elect to buy out the Company’s interest in the joint venture at 98% of the value of the Company’s interest in the joint venture. If Nuveen does not exercise such buy-out right, the Company may, at specified times, elect to initiate a sale of the communities owned by the joint venture, subject to a right of first refusal on the part of Nuveen. The 2021 LLC Agreement contains restrictions on a party’s right to transfer its interest in the joint venture without the approval of the other party.

The 2021 LLC Agreement requires the Company to offer Nuveen the opportunity to have the joint venture acquire a manufactured housing community or recreational vehicle community that meets the investment guidelines. If Nuveen decides not to acquire the community through the joint venture, however, the Company is free to purchase the community on its own outside of the joint venture.

In December 2021, the joint venture entity formed under the 2021 LLC Agreement closed on the acquisition of Sebring Square, a newly developed all-age, manufactured home community located in Sebring, Florida, for a total purchase price of $22.2 million. This community contains 219 developed homesites situated on approximately 39 acres. In December 2022, this joint venture entity closed on the acquisition of Rum Runner, another newly developed all-age, manufactured home community also located in Sebring, Florida for a total purchase price of $15.1 million. This community contains 144 developed homesites situated on approximately 20 acres. The Company manages these communities on behalf of the joint venture entity.

During the time since the joint venture with Nuveen was first established in 2021, the Company and Nuveen have continued to seek opportunities to acquire additional manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. During 2022, the Company and Nuveen informally agreed that any future acquisitions would be made by one or more new joint venture entities to be formed for that purpose and that the original joint venture entity formed in December 2021 will not consummate additional acquisitions but will maintain its existing property portfolio, consisting of the Sebring Square and Rum Runner communities. The Company and Nuveen also informally agreed that, unless otherwise determined in connection with any specific future investment, capital for any such new joint venture entity would continue to be funded 60% by Nuveen and 40% by the Company on a parity basis and that other terms would be similar to those of the 2021 LLC Agreement, except that the amounts of the parties’ respective capital commitments will be determined on a property-by-property basis.

In November 2023, the Company expanded its relationship with Nuveen Real Estate and formed a second joint venture entity with Nuveen. The new joint venture entity was established to, directly or through one or more subsidiaries, identify, source, originate, acquire, hold, operate, sell, lease, mortgage, maintain, own, manage, finance, refinance, reposition, improve, renovate, develop, redevelop, pledge, hedge, exchange, and otherwise deal in and with the rental of manufactured housing and/or recreational vehicle communities that meet other investment guidelines. The terms of the new joint venture entity are set forth in a Limited Liability Company Agreement dated as of November 29, 2023 (the “2023 LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen. The Company serves as managing member of this new joint venture entity and is responsible for day-to-day operations of the joint venture entity and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management oversight, development and other fees from the joint venture entity. Sixty-one acres of land located in Honey Brook, Pennsylvania, previously owned by the Company, with a carrying value cost basis of $3.8 million, was contributed to the new joint venture entity. The Company was reimbursed by Nuveen for 60% of the carrying value of this land. This new joint venture entity is focused on the development and operation of a new manufactured housing community on this property. The community contains 113 manufactured home sites situated on approximately 61 acres. This community, named Honey Ridge, opened for occupancy in June 2025 with 22 homes on-site of which ten have been sold.

References in this report to the Company’s joint venture relationships with Nuveen are intended to refer to its ongoing relationships with Nuveen.

The Company accounts for its joint ventures with Nuveen Real Estate under the equity method of accounting in accordance with ASC 323, “Investments – Equity Method and Joint Ventures”.

NOTE 6 - OPPORTUNITY ZONE FUND

In July 2022, the Company invested $8.0 million, representing a portion of the capital gain the Company recognized as a result of the Monmouth Real Estate Investment Corp. (“MREIC”) merger, in the UMH OZ Fund, LLC (“OZ Fund”), a new entity formed by the Company. The OZ Fund was created to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits. UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors when earned and realized (subject to first returning investor capital with a 5% preferred return). UMH will have a right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. On August 10, 2022, the Company, through the OZ Fund, acquired Garden View Estates, located in Orangeburg, South Carolina, for approximately $5.2 million. On January 19, 2023, the Company, through the OZ Fund, acquired Mighty Oak, located in Albany, Georgia, for approximately $3.7 million. As of December 31, 2025, the Company’s investment in the OZ Fund represented 77% of the total capital contributed to the OZ Fund and is consolidated in the Company’s Consolidated Financial Statements. Other investors in the OZ Fund include certain officers, directors and employees of the Company, who invested on the same terms as other investors. See Note 7 for information about a line of credit loan obtained by the OZ Fund during 2025.

NOTE 7 – LOANS AND MORTGAGES PAYABLE

Loans Payable

The following is a summary of our loans payable as of December 31, 2025 and 2024 (in thousands):

		December 31, 2025		December 31, 2024
		Amount	Rate	Amount	Rate

Margin loan	(1)	$229	5.25%	$0	N/A
Unsecured line of credit	(2)	0	N/A	0	N/A
Floorplan inventory financing	(3)	4,899	7.53%	5,479	8.27%
FirstBank rental home loan	(4)	23,336	6.15%	24,033	6.15%
FirstBank rental home line of credit	(5)	0	N/A	0	N/A
Triad rental home loan	(6)	0	N/A	0	N/A
OceanFirst notes receivable financing	(7)	0	N/A	0	N/A
Total Loans Payable		28,464	6.38%	29,512	6.54%
Unamortized debt issuance costs		(768)		(1,233)
Loans Payable, net of unamortized debt issuance costs		$27,696	6.56%	$28,279	6.83%

(1)	Collateralized by the Company’s securities portfolio and is due on demand. The Company must maintain a coverage ratio of approximately 2 times.
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

(3)	Represents revolving credit agreements totaling $98.5 million with 21st Mortgage Corporation (“21st Mortgage”), Customers Bank, Northpoint Commercial Finance and Triad Financial Services (“Triad”) to finance inventory purchases. Interest rates on these agreements range from prime minus 0.75% to SOFR plus 4%. Subsequent to year end, the Company paid off this balance.
(4)	Represents a term loan secured by rental homes and rental home leases, with a fixed interest rate of 6.15% and a maturity date of May 10, 2028.
(5)	Represents a $25 million revolving line of credit secured by rental homes and their leases of which $11 million is secured by rental homes located within the OZ Fund’s communities with $14 million having a maturity date of May 10, 2028 and $11 million having a maturity date of November 7, 2026 with a one-year extension option, both with an interest rate of prime less 0.50%.
(6)	Represents a $30 million revolving line of credit secured by rental homes and rental home leases, with an interest rate of prime plus 0.25%, with a minimum of 5%.
(7)	Represents a $35 million revolving line of credit secured by eligible notes receivable, with an interest rate of prime with a floor of 4.75%.

On March 9, 2023, the Company entered into a $30 million revolving line of credit with Triad secured by rental homes and rental home leases, with an interest rate of prime plus 0.25%, with a minimum of 5%.

The Company had a $20 million revolving line of credit with OceanFirst Bank (“OceanFirst Line”) secured by the Company’s eligible notes receivable. Interest was at prime with a floor of 3.25% with a maturity date which was extended to June 1, 2023. On July 19, 2023, the Company amended the OceanFirst Line from $20 million to $35 million. Interest is at prime with a floor of 4.75%. This line is secured by the Company’s eligible notes receivable. The amendment also extended the maturity date to June 1, 2025. On July 8, 2025, the Company amended the OceanFirst Line to extend the maturity date to June 1, 2027.

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

Additionally, on May 12, 2023, the Company entered into a new $25 million revolving line of credit with FirstBank secured by rental homes and their leases. This line of credit expires in May 2028 and has a variable rate of Prime minus 0.50% per annum, adjusted on the first day of each calendar quarter.

On December 8, 2025, $11 million of the $25 million line of credit with FirstBank was carved out to be secured by rental homes and their leases in the two communities owned by the OZ Fund. The $11 million portion of the line of credit expires in November 2026 with a one-year extension option. This $11 million line of credit has a variable rate equal to the Prime Rate minus 0.50% per annum, adjusted on the first day of each calendar month; provided, however, that the Interest Rate shall never be less than 3.50% per annum. Under the terms of the $11 million line of credit, the OZ Fund is required to maintain a $1.1 million cash security deposit, which is equal to 10% of the line of credit commitment amount, at a FirstBank bank account. No amounts have been drawn down on either the $14 million or the $11 million portion of this $25 million line of credit.

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

The aggregate principal payments of all loans payable, including the Credit Facility, are scheduled as follows (in thousands):

Year Ended December 31,
2026	$5,870
2027	789
2028	21,805
2029	0
2030	0
Thereafter	0

Total Loans Payable	28,464
Unamortized debt issuance costs	(768)
Loans Payable, net of unamortized debt issuance costs	$27,696

Series A Bonds

On February 6, 2022, the Company issued $102.7 million of its new 4.72% Series A Bonds due 2027, or the 2027 Bonds, in an offering to investors in Israel. The Company received $98.7 million, net of offering expenses. The 2027 Bonds are unsecured obligations of the Company denominated in Israeli shekels (NIS) and were issued pursuant to a Deed of Trust dated January 31, 2022 between the Company and Reznik Paz Nevo Trusts Ltd., an Israeli trust company, as trustee. The 2027 Bonds pay interest at a rate of 4.72% per year. Interest on the 2027 Bonds is payable semi-annually on August 31, 2022, and on February 28 and August 31 of the years 2023-2026 (inclusive) and on the final maturity date of February 28, 2027. The principal and interest will be linked to the U.S. Dollar. In the event of a future downgrade by two or more notches in the rating of the 2027 Bonds or a failure by the Company to comply with certain covenants in the Deed of Trust, the interest rate on the 2027 Bonds will be subject to increase. However, any such increases, in the aggregate, would not exceed 1.25% per annum. As of December 31, 2025, the Company is in compliance with these covenants.

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

Principal of the Series B Bonds will be payable on June 30, 2030. The Company will pay interest on the Series B Bonds at a rate of 5.85% per annum, payable semi-annually on June 30 and December 31 of each year, beginning December 31, 2025 and continuing through the maturity date. Payments of principal and interest will be made in NIS and will be adjusted for changes in the exchange rate of the U.S. Dollar to the NIS as of each payment date. In the event of any future downgrade by two or more notches in the rating of the Series B Bonds (or if the Series B Bonds cease to be rated due to a failure by the Company to comply with certain reporting and other obligations under the Series B Deed of Trust), the interest rate on the Series B Bonds will be subject to increase by up to 1.25% per annum. In addition, the interest rate on the Series B Bonds will be subject to increase by up to 0.5% per annum upon any failure by the Company to comply with certain financial covenants in the Series B Deed of Trust. The maximum aggregate additional interest payable on the Series B Bonds as a result of any such downgrades (or cessation of rating) and/or any such failures to comply with financial covenants would not exceed a rate of 1.5% per annum. Following any such increase in the interest rate, in the event of a subsequent upgrade or reinstatement of rating and/or compliance with such financial covenants, the interest rate will be reduced. As of December 31, 2025, the Company is in compliance with these covenants.

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

Mortgages Payable

Mortgages Payable represents the principal amounts outstanding, net of unamortized debt issuance costs. Interest is payable on these mortgages at fixed rates ranging from 2.62% to 6.74%. The weighted average interest rate was 4.8% and 4.2% as of December 31, 2025 and 2024, respectively, including the effect of unamortized debt issuance costs. The weighted average interest rate was 4.7% and 4.2% as of December 31, 2025 and 2024, respectively, not including the effect of unamortized debt issuance costs. The weighted average loan maturity of the mortgages payable was 6.1 and 4.4 years at December 31, 2025 and 2024, respectively.

The following is a summary of mortgages payable at December 31, 2025 and 2024 (in thousands):

	At December 31, 2025		Balance at December 31,
Property	Due Date	Interest Rate	2025	2024

Allentown	10/01/25	4.06%	$0	$11,348
Brookview Village	04/01/25	3.92%	0	2,333
Candlewick Court	09/01/25	4.10%	0	3,787
Catalina	04/19/26	3.00%	3,435	3,736
Cedarcrest Village	04/01/25	3.71%	0	10,042
Clinton Mobile Home Resort	10/01/25	4.06%	0	2,978
Cranberry Village	04/01/25	3.92%	0	6,400
D & R Village	03/01/25	3.85%	0	6,436
Fairview Manor	11/01/26	3.85%	13,253	13,647
Fohl Village	11/22/32	5.93%	9,118	9,250
Forest Park Village	09/01/25	4.10%	0	7,062
Hayden Heights	04/01/25	3.92%	0	1,758
Highland Estates	06/01/27	4.12%	13,976	14,360
Holiday Village	09/01/25	4.10%	0	6,720
Holiday Village- IN	11/01/25	3.96%	0	7,203
Holly Acres Estates	09/01/31	3.21%	5,523	5,656
Kinnebrook Village	04/01/25	3.92%	0	3,399
Lake Erie Estates	07/06/25	5.16%	0	2,430
Lake Sherman Village	09/01/25	4.10%	0	4,670
Northtowne Meadows	09/06/26	4.45%	10,490	10,781
Oak Tree	12/15/32	5.60%	11,504	11,679
Olmsted Falls	04/01/25	3.98%	0	1,761
Oxford Village	07/01/29	3.41%	13,611	13,973
Perrysburg Estates	09/06/25	4.98%	0	1,422
Pikewood Manor	11/29/28	6.74%	12,386	12,730
Shady Hills	04/01/25	3.92%	0	4,192
Suburban Estates	10/01/25	4.06%	0	4,731
Sunny Acres	10/01/25	4.06%	0	5,266
Trailmont	04/01/25	3.92%	0	2,795
Twin Oaks	10/01/29	3.37%	5,280	5,419
Valley Hills	06/01/26	4.32%	2,846	2,927
Waterfalls	06/01/26	4.38%	3,880	3,991
Weatherly Estates	04/01/25	3.92%	0	6,820
Woods Edge	04/07/26	3.25%	4,275	4,630
Worthington Arms	09/01/25	4.10%	0	7,918
Various (2 properties)	02/01/27	4.56%	11,898	12,213
Various (2 properties)	08/01/28	4.27%	11,584	11,871
Various (2 properties)	07/01/29	3.41%	19,898	20,427
Various (4 properties)+	10/01/32	5.24%	32,259	32,881
Various (6 properties)	08/01/27	4.18%	11,162	11,471
Various (7 properties)	12/01/34	5.46%	91,843	0
Various (8 properties)	01/01/34	5.97%	57,743	57,743
Various (10 properties)	06/01/35	5.855%	101,392	0
Various (28 properties)*	09/01/30	4.25%	21,849	22,923
Various (28 properties)	09/01/30	2.62%	92,890	95,492
Total Mortgages Payable			562,095	489,271
Unamortized debt issuance costs			(5,966)	(3,731)
Total Mortgages Payable, net of unamortized debt issuance costs			$556,129	$485,540

+	Represents one mortgage payable secured by four properties and one mortgage payable secured by the rental homes therein.

*	Rental home addition to the Fannie Mae credit facility consisting of 28 properties.

At December 31, 2025 and 2024, mortgages were collateralized by real property with a carrying value of $1.0 billion and $1.1 billion, respectively, before accumulated depreciation and amortization. Interest costs amounting to $5.9 million, $6.0 million and $5.0 million were capitalized during 2025, 2024 and 2023, respectively, in connection with the Company’s expansion program. At December 31, 2025, the Company operated 145 communities, 142 of which are communities in which the Company owns either a 100% or majority interest, of which 63 are unencumbered.

Recent Financing Transactions

During the year ended December 31, 2025

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

On November 25, 2025, the Company completed the addition of seven communities to its Fannie Mae credit facility through Wells Fargo Bank, N.A., for total proceeds of approximately $91.8 million. This interest only loan is at a fixed rate of 5.46% with a 9-year term.

Including this addition, the total outstanding amount as of December 31, 2025 under the Company’s Fannie Mae credit facility was approximately $398.0 million.

The aggregate principal payments of all mortgages payable are scheduled as follows (in thousands):

Year Ended December 31,
2026	$45,875
2027	42,887
2028	29,020
2029	40,954
2030	100,217
Thereafter	303,142

Total	$562,095

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

Generally, the term of any stock option may not be more than 10 years from the date of grant. The option price may not be below the fair market value at date of grant. If and to the extent that an award made under the 2023 Plan is forfeited, expires unexercised, or settled in cash in lieu of Shares, such Shares shall, to the extent of such forfeiture, expiration, or cash settlement, be available for future grants of awards under the 2023 Plan.

The Company accounts for stock options and restricted stock in accordance with ASC 718-10, Compensation-Stock Compensation. ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period).

Stock Options

During the year ended December 31, 2025, sixty-one employees were granted options to purchase a total of 866,500 shares. During the year ended December 31, 2025, eight Board of Directors were granted options to purchase a total of 96,000 shares. During the year ended December 31, 2024, sixty employees were granted options to purchase a total of 829,500 shares. During the year ended December 31, 2024, nine Board of Directors were granted options to purchase a total of 99,000 shares. During the year ended December 31, 2023, sixty-nine employees were granted options to purchase a total of 1.4 million shares. These grants vest ratably over five years. The fair value of these options for the years ended December 31, 2025, 2024 and 2023 was approximately $3.3 million, $2.5 million and $4.2 million, respectively, based on assumptions noted below and is being amortized over the vesting period. The remaining unamortized stock option expense was $6.5 million as of December 31, 2025, which will be expensed ratably through 2029.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the following years:

	2025	2024	2023

Dividend yield	4.90%	5.33%	3.94%
Expected volatility	27.41%	27.05%	27.14%
Risk-free interest rate	4.36%	4.22%	3.59%
Expected lives	10	10	10
Estimated forfeitures	0	0	0

During the year ended December 31, 2025, options to eleven employees to purchase a total of 39,360 shares were exercised. During the year ended December 31, 2024, options to twenty-four employees to purchase a total of 280,340 shares were exercised. During the year ended December 31, 2023, options to thirteen employees to purchase a total of 71,000 shares were exercised. During the year ended December 31, 2025, options to three employees to purchase a total of 43,660 shares were forfeited. During the year ended December 31, 2024, options to four employees to purchase a total of 18,400 shares were forfeited. During the year ended December 31, 2023, options to two employees to purchase a total of 35,500 shares were expired or forfeited.

A summary of the status of the stock options outstanding under the Company’s stock compensation plans as of December 31, 2025, 2024 and 2023 and changes during the years then ended are as follows (in thousands):

	2025		2024		2023
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	5,372	$16.01	4,742	$15.74	3,490	$15.96
Granted	963	17.67	928	15.67	1,359	14.36
Exercised	(39)	13.60	(280)	10.41	(71)	10.34
Forfeited	(44)	16.12	(18)	15.29	(16)	18.15
Expired	0	0	0	0	(20)	9.82
Outstanding at end of year	6,252	16.28	5,372	16.01	4,742	15.74
Options exercisable at end of year	3,402		2,587		2,195
Weighted average fair value of options granted during the year		$3.44		$2.72		$3.10

The following is a summary of stock options outstanding as of December 31, 2025 (in thousands):

Date of Grant	Number of Employees	Number of Shares		Option Price	Expiration Date

01/19/17	2	60		14.25	01/19/27
04/04/17	16	380		15.04	04/04/27
04/02/18	14	271		13.09	04/02/28
07/09/18	4	40		15.75	07/09/28
12/10/18	1	25		12.94	12/10/28
01/02/19	2	60		11.42	01/02/29
04/02/19	15	382		13.90	04/02/29
01/17/20	1	10		16.37	01/17/30
03/25/20	32	532		9.70	03/25/30
05/20/20	1	1		11.80	05/20/30
03/18/21	39	156	*	19.36	03/18/31
07/14/21	44	604	*	22.57	07/14/31
03/28/22	41	464	*	23.81	03/28/32
09/09/22	1	100	*	18.52	09/09/32
03/21/23	61	1,303	*	14.36	03/21/33
01/10/24	8	88	*	15.80	01/10/34
03/26/24	57	816	*	15.66	03/26/34
03/06/25	54	539	*	18.30	03/06/35
06/16/25	14	421	*	16.86	06/16/35
		6,252

*	From the date of grant, 20% becomes exercisable each year, over 5 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s Common Stock for the options that were in-the-money. The aggregate intrinsic value of options outstanding as of December 31, 2025, 2024 and 2023 was $7.9 million, $20.0 million and $7.3 million, respectively, of which $6.5 million, $10.9 million and $4.5 million relate to options exercisable. The intrinsic value of options exercised in 2025, 2024 and 2023 was $172,000, $1.8 million and $418,000, respectively, determined as of the date of option exercise. The weighted average remaining contractual term of the above options was 6.2, 6.6 and 6.8 years as of December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, amounts charged to stock compensation expense relating to stock option grants included in general and administrative expenses, totaled $2.4 million, $2.0 million and $1.8 million, respectively.

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

On January 7, 2025, the Company awarded a total of 26,000 shares of restricted stock to six employees. On January 10, 2024, the Company awarded a total of 26,000 shares of restricted stock to six employees. On January 7, 2025, the Company awarded a total of 179,944 shares of restricted stock to four employees, pursuant to their employment agreements, which were subsequently voluntarily surrendered back to the Company. On March 26, 2024, the Company awarded a total of 413,016 shares of restricted stock to four employees, pursuant to their employment agreements. These shares vest based on a combination of time and achievement of certain performance measures. On January 11, 2023, the Company awarded a total of 25,000 shares of restricted stock to five employees. On March 21, 2023, the Company awarded a total of 98,500 shares of restricted stock to two employees, pursuant to their employment agreements. The grant date fair value of the restricted stock grants awarded to participants (other than the performance based awards granted in January 2021) was $473,000, $6.9 million and $1.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. These grants primarily vest ratably over five years. As of December 31, 2025, there remained a total of $2.1 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded and outstanding at that date. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 1.6 years. For the years ended December 31, 2025, 2024 and 2023, amounts charged to stock compensation expense related to restricted stock grants, which is included in general and administrative expenses, totaled $3.0 million, $2.8 million and $3.1 million, respectively.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2025, 2024 and 2023, and changes during the year ended December 31, 2025, 2024 and 2023 are presented below (in thousands):

	2025		2024		2023
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of year	709	$16.80	357	$18.41	471	$17.58
Granted	26	18.20	439	15.67	124	16.52
Dividend Reinvested Shares	35	15.79	31	16.99	24	14.57
Vested	(163)	15.36	(118)	17.52	(262)	15.65
Non-vested at end of year	607	$17.18	709	$16.80	357	$18.41

Other Stock-Based Awards

Effective June 20, 2018, a portion of our quarterly directors’ fee was paid with our unrestricted Common Stock. During 2025, 38,569 unrestricted shares of Common Stock were granted as directors’ fees with a weighted average fair value on the grant date of $17.01 per share. During 2024, 33,084 unrestricted shares of Common Stock were granted as directors’ fees with a weighted average fair value on the grant date of $16.46 per share. During 2024, 24,275 unrestricted shares of Common Stock were granted to four employees, pursuant to their employment agreements, with a weighted average fair value on the grant date of $15.66 per share. During 2023, 32,346 unrestricted shares of Common Stock were granted as directors’ fees with a weighted average fair value on the grant date of $15.31 per share.

As of December 31, 2025, there were 2.0 million shares available for grant as stock options, restricted stock or other stock-based awards under the 2023 Plan.

Subsequent to year end, on January 21, 2026, the Company awarded 28,000 shares of restricted stock to six employees. These grants vest ratably over five years.

NOTE 9 – 401(k) PLAN

All full-time employees who are over 21 years old are eligible for the Company’s 401(k) Plan (“Plan”). Under this Plan, an employee may elect to defer his/her compensation, subject to certain maximum amounts, and have it contributed to the Plan. Employer contributions to the Plan are at the discretion of the Company. During 2025, 2024 and 2023, the Company made matching contributions to the Plan of up to 100% of the first 3% of employee salary and 50% of the next 2% of employee salary. The total expense relating to the Plan, including matching contributions amounted to $1.1 million, $1.1 million and $991,000 in 2025, 2024 and 2023, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS AND OTHER MATTERS

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

NOTE 11 – SHAREHOLDERS’ EQUITY

On March 5, 2025, the Company filed with the SDAT an amendment (the “2025 Articles of Amendment”) to the Company’s charter to increase the Company’s authorized shares of Common Stock, par value $0.10 per share, by 25 million shares. Also on March 5, 2025, the Company filed with the SDAT Articles Supplementary (the “Articles Supplementary”) reclassifying and designating 5 million shares of the Company’s Common Stock as shares of Series D Preferred Stock. After giving effect to the 2025 Articles of Amendment and the Articles Supplementary, the authorized capital stock of the Company consists of 205,413,800 shares, classified as 183,713,800 shares of Common Stock, 18,700,000 shares of Series D Preferred Stock, and 3,000,000 shares of Excess Stock.

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

Amounts received in connection with the DRIP for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023

Amounts Received	$9,334	$10,213	$9,046
Less: Dividends Reinvested	(3,519)	(3,214)	(2,652)
Amounts Received, net	$5,815	$6,999	$6,394

Number of Shares Issued	591	623	612

Common Stock At-The-Market Sales Program

On September 16, 2024, the Company terminated the use of its successful then-existing at-the-market sale program for its Common Stock and entered into a new equity distribution agreement (“September 2024 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC, and Janney Montgomery Scott LLC, as Distribution Agents, under which the Company may offer and sell shares of the Company’s Common Stock, $0.10 par value per share, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of Common Stock under the Distribution Agreement for the September 2024 Common ATM Program will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents are not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. For the year ended December 31, 2025, 2.6 million shares of Common Stock were issued and sold under the September 2024 Common ATM Program at a weighted average price of $17.59 per share, generating gross proceeds of $45.1 million and net proceeds of $44.1 million, after offering expenses.

As of December 31, 2025, $44.6 million of Common Stock remained eligible for sale under the September 2024 Common ATM Program.

Issuer Purchases of Equity Securities

On September 22, 2025, the Board of Directors increased our Common Stock Repurchase Program (the “Repurchase Program”) so that the Company is authorized to repurchase up to $100 million in the aggregate of the Company’s Common Stock. Purchases under the Repurchase Program were permitted to be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases would be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program did not require the Company to acquire any particular amount of Common Stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. During 2025, the Company repurchased approximately 320,000 shares of our Common Stock at an aggregate cost of $4.8 million, or a weighted average price of $15.06 per share. The last repurchase was made on December 3, 2025.

Preferred Stock

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

During 2025, 2024 and 2023, the Company sold additional shares of Series D Preferred Stock pursuant to its at-the-market sales programs, and amended its charter in connection therewith, as previously described.

Preferred Stock At-The-Market Sales Programs

On January 10, 2023, the Company entered into an At Market Issuance Sales Agreement (“2023 Preferred ATM Program”) with B. Riley. Under the 2023 Preferred ATM Program, the Company may offer and sell shares of the Company’s 6.375% Series D Cumulative Redeemable Preferred Stock, $0.10 par value per share, with a liquidation preference of $25.00 per share (the “Series D Preferred Stock”), having an aggregate sales price of up to $100 million from time to time through B. Riley, as agent or principal. Sales of the shares of Series D Preferred Stock in the 2023 Preferred ATM Program were made in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or on any other existing trading market for the Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. B. Riley was not required to sell any specific number or dollar amount of securities, but agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between B. Riley and the Company. During 2025, the Company issued and sold 49,000 shares of its Series D Preferred Stock under the 2023 Preferred ATM Program at a weighted average price of $23.03 per share, generating gross proceeds of $1.1 million and net proceeds of $982,000, after offering expenses.

On March 5, 2025, the Company terminated the use of the 2023 Preferred ATM Program and entered into an At Market Issuance Sales Agreement (the “2025 Preferred ATM Program”) with B. Riley, as distribution agent, under which the Company may offer and sell shares of the Company’s Series D Preferred Stock having an aggregate sales price of up to $100 million from time to time through B. Riley, as agent or principal. Sales of the shares of Series D Preferred Stock under the 2025 Preferred ATM Program, if any, will be in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or on any other existing trading market for the Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. B. Riley is not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between B. Riley and the Company. At the time of termination of the 2023 Preferred ATM Program, approximately $16.5 million of Series D Preferred Stock remained unsold under the 2023 Preferred ATM Program. During 2025, the Company issued and sold 44,000 shares of its Series D Preferred Stock under the 2025 Preferred ATM Program at a weighted average price of $22.81 per share, generating gross proceeds of $999,000 and net proceeds of $969,000, after offering expenses.

Under the 2023 Preferred ATM Program and the 2025 Preferred ATM Program, during 2025, a total of 93,000 shares of Preferred Stock were issued and sold at a weighted average price of $22.93 per share, generating gross proceeds of $2.1 million and net proceeds of $2.0 million, after offering expenses.

As of December 31, 2025, $99.0 million of Preferred Stock remained eligible for sale under the 2025 Preferred ATM Program.

NOTE 12 – DISTRIBUTIONS

Common Stock

The following cash distributions, including dividends reinvested, were paid to common shareholders during the years ended December 31, 2025, 2024 and 2023 (in thousands except per share amounts):

	2025		2024		2023
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share

March 31	$17,691	$0.215	$14,215	$0.205	$12,226	$0.205
June 30	18,893	0.225	15,149	0.215	12,460	0.205
September 30	19,077	0.225	15,951	0.215	13,419	0.205
December 31	19,087	0.225	16,974	0.215	13,619	0.205
	$74,748	$0.89	$62,289	$0.85	$51,724	$0.82

These amounts do not include the discount on shares purchased through the Company’s DRIP.

Subsequent to year end, on January 21, 2026, the Board of Directors declared a quarterly dividend of $0.225 per share on the Company’s Common Stock payable March 16, 2026 to shareholders of record as of the close of business on February 17, 2026.

Preferred Stock

The following dividends were paid to holders of our Series D Preferred Stock during the years ended December 31, 2025, 2024 and 2023 (in thousands except per share amounts):

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share

1/7/2025	2/18/2025	3/17/2025	$5,129	$0.3984375
4/1/2025	5/15/2025	6/16/2025	5,129	0.3984375
7/1/2025	8/15/2025	9/15/2025	5,129	0.3984375
10/1/2025	11/17/2025	12/15/2025	5,146	0.3984375

			$20,533	$1.59375

1/10/2024	2/15/2024	3/15/2024	$4,673	$0.3984375
4/1/2024	5/15/2024	6/17/2024	4,712	0.3984375
7/1/2024	8/15/2024	9/16/2024	4,782	0.3984375
10/1/2024	11/15/2024	12/16/2024	4,996	0.3984375

			$19,163	$1.59375

1/15/2023	2/15/2023	3/15/2023	$3,836	$0.3984375
4/1/2023	5/15/2023	6/15/2023	4,051	0.3984375
7/1/2023	8/15/2023	9/15/2023	4,364	0.3984375
10/3/2023	11/15/2023	12/15/2023	4,472	0.3984375

			$16,723	$1.59375

Subsequent to year end, on January 21, 2026, the Board of Directors declared a quarterly dividend of $0.3984375 per share for the period from December 1, 2025 through February 28, 2026, on the Company’s Series D Preferred Stock payable March 16, 2026 to shareholders of record as of the close of business on February 17, 2026.

NOTE 13 – FEDERAL INCOME TAXES

Characterization of Distributions

The following table characterizes the distributions paid for the years ended December 31, 2025, 2024 and 2023:

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent

Common Stock
Ordinary income	$0.175857	19.76%	$0.16685	19.63%	$0.22256	27.14%
Return of capital	0.714143	80.24%	0.68315	80.37%	0.59744	72.86%

	$0.89	100.00%	$0.85	100.00%	$0.82	100.00%

Preferred Stock - Series D
Ordinary income	$1.593750	100.0%	$1.593750	100.0%	$1.593750	100.0%
Return of capital	0	0%	0	0%	0	0%

	$1.593750	100.00%	$1.593750	100.00%	$1.593750	100.00%

In addition to the above, taxable income from non-REIT activities conducted by S&F, a Taxable REIT Subsidiary (“TRS”), is subject to federal, state and local income taxes. Deferred income taxes pertaining to S&F are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. For the years ended December 31, 2025 and December 31, 2024, S&F had operating income for financial reporting purposes of $1.9 million and $1.8 million, respectively. For the year ended December 31, 2023, S&F had an operating loss for financial reporting purposes of $648,000. Therefore, a valuation allowance has been established against any deferred tax assets relating to S&F. For the years ended December 31, 2025, 2024 and 2023, S&F recorded $100,000, $112,000 and $68,000, respectively, in federal, state and franchise taxes.

NOTE 14 – COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

The Company had an agreement with 21st Mortgage under which 21st Mortgage provided financing for home purchasers in the Company’s communities. The Company did not receive referral fees or other cash compensation under the agreement. If 21st Mortgage made loans to purchasers and those purchasers defaulted on their loans and 21st Mortgage repossessed the homes securing such loans, the Company agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. As of December 31, 2025, the total loan balance under this agreement was approximately $1.9 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of December 31, 2025, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $406,000. This program was terminated on June 22, 2023. The Company’s repurchase obligations for the outstanding loans that were originated by 21st Mortgage remain in effect.

The Company entered into a Manufactured Home Retailer Agreement (the “MHRA”) with 21st Mortgage on January 24, 2023, under which 21st Mortgage provides financing for home purchasers in the Company’s communities. 21st Mortgage has no recourse against the Company under the MHRA except in instances where the Customer defaults before two scheduled monthly payments are paid by the purchaser and the default is based on any dispute between S&F and the purchaser surrounding the terms or execution of the purchase and sale of the home. Upon such a default, S&F is to take assignment of the loan from 21st Mortgage for the unpaid principal balance plus accrued interest. As of December 31, 2025, no loans have been originated under the MHRA.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. If the loan is approved under the COP Program, then it is originated by Triad, purchased by S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $98.2 million of loans that the Company acquired under the COP Program as of December 31, 2025.

The Company and one of its subsidiaries are parties to a Limited Liability Company Agreement dated as of December 8, 2021 with an affiliate of Nuveen (the “2021 LLC Agreement”), which governs the initial joint venture entity between the Company and Nuveen. The 2021 LLC Agreement provided for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years. The Company is required to fund 40% of the committed capital and Nuveen is required to fund 60%. All such funding will be on a parity basis. Since the execution of the 2021 LLC Agreement, this joint venture entity has acquired two properties. The Company and Nuveen have continued to seek, and are continuing to seek, opportunities to acquire additional manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The Company and Nuveen have informally agreed that any future acquisitions would be made by one or more new joint venture entities to be formed for that purpose and that the existing joint venture entity formed in December 2021 under the 2021 LLC Agreement will not consummate additional acquisitions but will maintain its existing property portfolio. The Company and Nuveen also informally agreed that, unless otherwise determined in connection with any specific future investment, capital for any such new joint venture entity would continue to be funded 60% by Nuveen and 40% by the Company on a parity basis and that other terms would be similar to those of the LLC Agreement entered into in 2021, except that the amounts of the parties’ respective capital commitments will be determined on a property-by-property basis. In 2023, the Company and Nuveen formed a second joint venture entity, governed by a new Limited Liability Company Agreement dated as of November 29, 2023 (the “2023 LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen, focused on the development and operation of a new manufactured housing community located in Honey Brook, Pennsylvania. The community contains 113 manufactured home sites situated on approximately 61 acres. This community, named Honey Ridge, opened for occupancy in June 2025 with 22 homes on-site, of which ten have been sold. As with the 2021 LLC Agreement, capital contributions to the joint venture entity formed under the 2023 LLC Agreement for this project are funded 60% by Nuveen and 40% by the Company on a parity basis and the other terms (including restrictions on the Company’s right to acquire manufacturing housing communities that meet the 2023 LLC Agreement’s investment guidelines without first offering Nuveen an opportunity to participate in the acquisition) are similar to those set forth in the 2021 LLC Agreement (See Note 5).

NOTE 15 - FAIR VALUE MEASUREMENTS

The Company follows ASC 825, Fair Value Measurements, for financial assets and liabilities recognized at fair value on a recurring basis. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2025 and 2024 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2025:
Equity Securities - Preferred Stock	$633	$633	$0	$0
Equity Securities - Common Stock	23,125	23,125	0	0
Total	$23,758	$23,758	$0	$0

December 31, 2024:
Equity Securities - Preferred Stock	$509	$509	$0	$0
Equity Securities - Common Stock	31,374	31,374	0	0
Total	$31,883	$31,883	$0	$0

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

The fair value of cash and cash equivalents and notes receivable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of December 31, 2025, the estimated fair value of fixed rate mortgages payable amounted to $557.5 million and the carrying value of fixed rate mortgages payable amounted to $562.1 million.

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the years ended December 31, 2025, 2024 and 2023 was $31.9 million, $30.7 million and $35.5 million, respectively. Interest cost capitalized to land development during the years ended December 31, 2025, 2024 and 2023 was $5.9 million, $6.0 million and $5.0 million, respectively.

During the year ended December 31, 2025, 2024 and 2023, stock compensation of $3.8 million, $2.8 million and $0 was capitalized to land development, respectively.

During the year ended December 31, 2025, 2024 and 2023, compensation for payroll and related benefits of $4.9 million, $4.8 million and $3.4 million was capitalized to land development, respectively.

During the years ended December 31, 2025, 2024 and 2023, land development costs of $56.0 million, $50.6 million and $27.9 million, respectively were transferred to investment property and equipment and placed in service.

During the years ended December 31, 2025, 2024 and 2023, the Company had dividend reinvestments of $3.5 million, $3.2 million and $2.7 million, respectively, which required no cash transfers.

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

Preferred ATM Program

Since January 1, 2026, the Company issued and sold an additional 66,000 shares of its Preferred Stock under the 2025 Preferred ATM Program at a weighted average price of $22.51 per share, generating gross proceeds and net proceeds of $1.5 million, after offering expenses. As of February 25, 2026, $97.5 million of Preferred Stock remained eligible for sale under the 2025 Preferred ATM Program.

Restricted Stock Awards

On January 21, 2026, the Company awarded 28,000 shares of restricted stock to six employees. The grant date fair value of these grants was $452,200. These grants vest ratably over five years.

On January 30, 2026, the Company awarded 69,843 shares of restricted stock to four employees pursuant their employment agreements. The grant date fair value of these grants was $1.1 million. These grants vest ratably over three years.

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

	For the years ended December 31,
	2025	2024

Rental and Related Income	$227,873	$210,391
Community Operating Expenses	96,466	88,556
Net Income Attributable to Common Shareholders	5,422	979
Net Income Attributable to Common Shareholders per Share:
Basic and Diluted	0.06	0.01

UMH PROPERTIES, INC.
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Albany Dunes	Albany, GA	$		$437	$2,163	$75
Allentown	Memphis, TN	91,843	(4)	250	2,569	24,841
Arbor Estates	Doylestown, PA			2,650	8,266	5,445
Auburn Estates	Orrville, OH			114	1,174	2,000
Bayshore Estates	Sandusky, OH			561	9,553	8,610
Birchwood Farms	Birch Run, MI	0	(3)	70	2,797	5,554
Boardwalk	Elkhart, IN	11,898	(7)	1,796	4,768	973
Broadmore Estates	Goshen, IN			1,120	11,136	16,554
Brookside Village	Berwick, PA	0	(6)	372	4,776	7,731
Brookview Village	Greenfield Center, NY		(2)	38	233	15,849
Camelot Village	Anderson, IN	0	(8)	824	2,480	4,685
Camelot Woods	Altoona, PA			573	2,767	5,224
Candlewick Court	Owosso, MI		(4)	159	7,087	12,687
Carsons	Chambersburg, PA	21,849	(1)	176	2,411	3,751
Catalina	Middletown, OH	3,435		1,008	11,735	26,760
Cedar Grove	Mantua, NJ			909	16,091	611
Cedarcrest Village	Vineland, NJ	101,392	(2)	320	1,866	4,538
Center Manor	Monaca, PA			198	5,602	3,994
Chambersburg I & II	Chambersburg, PA	0	(1)	108	2,397	3,495
Chelsea	Sayre, PA	0	(5)	124	2,049	3,889
Cinnamon Woods	Conowingo, MD	0	(1)	1,884	2,116	9,866
City View	Lewistown, PA			137	613	1,895
Clinton MH Resort	Tiffin, OH		(4)	142	3,302	1,213
Collingwood	Horseheads, NY	0	(1)	196	2,318	5,538
Colonial Heights	Wintersville, OH	0	(3)	67	2,383	9,162
Conowingo Court	Conowingo, MD			1,362	5,793	3,602
Countryside Estates	Muncie, IN			174	1,926	9,843
Countryside Estates	Ravenna, OH	0	(1)	205	2,896	7,778
Countryside Village	Columbia, TN	92,890	(1)	394	6,917	14,444
Cranberry Village	Cranberry Township, PA		(2)	182	1,923	4,986
Crestview	Athens, PA	0	(1)	188	2,258	4,148
Cross Keys Village	Duncansville, PA			61	378	5,536
Crossroads Village	Mount Pleasant, PA	0	(1)	183	1,403	198
D & R Village	Clifton Park, NY		(2)	392	704	4,710
Dallas Mobile Home	Toronto, OH	0	(1)	276	2,729	5,097
Deer Meadows	New Springfield, OH	0	(1)	226	2,299	5,682
Deer Run	Dothan, AL			298	4,242	18,349
Duck River Estates	Columbia, TN			416	0	9,014
Evergreen Estates	Lodi, OH	0	(1)	99	1,121	785
Evergreen Manor	Bedford, OH			49	2,372	2,056
Evergreen Village	Mantua, OH	0	(1)	105	1,277	3,742
Fairview Manor	Millville, NJ	13,253		216	1,167	13,193
Fifty-One Estates	Elizabeth, PA	0	(1)	1,214	5,746	5,692
Fohl Village	Canton, OH	9,118		1,018	18,052	4,786
Forest Creek	Elkhart, IN	0	(3)	440	7,004	4,517
Forest Park Village	Cranberry Township, PA		(4)	75	977	12,857
Fox Chapel Village	Cheswick, PA			372	4,082	5,881
Frieden Manor	Schuylkill Haven, PA	11,162	(5)	643	5,294	6,868
Friendly Village	Perrysburg, OH			1,215	18,141	39,416
Garden View Estates	Orangeburg, SC			156	5,044	10,951
Green Acres	Chambersburg, PA			63	584	265
Gregory Courts	Honey Brook, PA			370	1,220	1,504

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Hayden Heights	Dublin, OH	$	(2)	248	2,148	1,983
Heather Highlands	Inkerman, PA			573	2,152	20,317
Hidden Creek	Erie, MI			614	20,717	13,903
High View Acres	Export, PA	0	(1)	825	4,264	1,415
Highland	Elkhart, IN			510	7,084	8,274
Highland Estates	Kutztown, PA	13,976		145	1,695	12,670
Hillcrest Crossing	Lower Burrell, PA	0	(1)	961	1,464	14,388
Hillcrest Estates	Marysville, OH	0	(1)	1,277	3,034	6,509
Hillside Estates	Greensburg, PA	0		484	2,679	8,400
Holiday Village	Nashville, TN		(4)	1,632	5,618	21,625
Holiday Village	Elkhart, IN			491	13,808	15,381
Holly Acres Estates	Erie, PA	5,523		194	3,591	1,765
Hudson Estates	Peninsula, OH	0	(1)	141	3,516	8,484
Huntingdon Pointe	Tarrs, PA	0	(1)	399	865	4,901
Independence Park	Clinton, PA	0		686	2,784	8,929
Iris Winds	Sumter, SC			121	3,324	13,544
Kinnebrook	Monticello, NY		(2)	236	1,403	15,591
Lake Erie Estates	Fredonia, NY			104	4,391	6,490
Lake Sherman Village	Navarre, OH			290	1,458	21,002
Lakeview Meadows	Lakeview, OH	0	(1)	574	1,104	8,840
Laurel Woods	Cresson, PA			433	2,070	9,986
Little Chippewa	Orrville, OH			113	1,135	2,812
Mandell Trails	Butler, PA			2,470	4,905	5,859
Maple Manor	Taylor, PA	32,259	(6)	674	9,433	12,138
Maplewood Village	Mantua, NJ			495	7,105	305
Marysville Estates	Marysville, OH	0	(1)	810	4,556	16,057
Maybelle Manor	Conowingo, MD			700	4,070	90
Meadowood	New Middletown, OH	0	(3)	152	3,191	7,341
Meadows	Nappanee, IN			549	6,721	15,034
Meadows of Perrysburg	Perrysburg, OH			2,146	5,541	6,571
Melrose Village	Wooster, OH			767	5,429	9,888
Melrose West	Wooster, OH			94	1,040	226
Memphis Blues	Memphis, TN			78	810	21,515
Mighty Oak	Albany, GA			232	3,418	7,457
Monroe Valley	Jonestown, PA	0	(5)	114	994	857
Moosic Heights	Avoca, PA	0	(6)	330	3,794	6,412
Mount Pleasant Village	Mount Pleasant, PA	0	(1)	280	3,502	2,380
Mountaintop	Narvon, PA	0	(5)	134	1,665	2,122
New Colony	West Mifflin, PA	0	(1)	429	4,129	4,595
Northtowne Meadows	Erie, MI	10,490		1,272	23,859	10,394
Oak Ridge Estates	Elkhart, IN	0	(3)	500	7,524	5,079
Oak Tree	Jackson, NJ	11,504		1,134	21,766	2,415
Oakwood Lake Village	Tunkhannock, PA			379	1,639	4,221
Olmsted Falls	Olmsted Falls, OH		(2)	569	3,031	3,702
Oxford Village	West Grove, PA	13,611		175	991	3,680
Parke Place	Elkhart, IN	0	(7)	4,317	10,341	17,114
Perrysburg Estates	Perrysburg, OH			399	4,047	9,228
Pikewood Manor	Elyria, OH	12,386		1,053	22,068	28,539
Pine Ridge/Pine Manor	Carlisle, PA			38	198	12,481
Pine Valley Estates	Apollo, PA			670	1,337	17,276
Pleasant View Estates	Bloomsburg, PA	0	(6)	282	2,175	4,815
Port Royal Village	Belle Vernon, PA			150	2,492	22,220
Redbud Estates	Anderson, IN	11,584	(8)	1,739	15,091	11,031
River Bluff Estates	Memphis, TN	0		230	0	4,263
River Valley Estates	Marion, OH			236	785	12,692
Rolling Hills Estates	Carlisle, PA	0	(1)	301	1,419	4,830
Rostraver Estates	Belle Vernon, PA	0		814	2,204	3,493
Saddle Creek	Dothan, AL			713	3,165	5,866

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025 (in thousands)

Column A		Column B		Column C		Column D
Description				Initial Cost
					Site, Land
					& Building	Capitalization
					Improvements	Subsequent to
Name	Location	Encumbrances		Land	and Rental Homes	Acquisition

Sandy Valley Estates	Magnolia, OH	$		270	1,941	18,897
Shady Hills	Nashville, TN		(2)	337	3,379	6,972
Somerset/Whispering	Somerset, PA	0	(1)	1,485	2,050	14,866
Southern Terrace	Columbiana, OH	0	(3)	63	3,387	1,172
Southwind Village	Jackson, NJ	19,898	(9)	100	603	4,005
Spreading Oaks Village	Athens, OH			67	1,327	5,677
Springfield Meadows	Springfield, OH			1,230	3,093	8,621
Suburban Estates	Greensburg, PA		(4)	299	5,837	7,825
Summit Estates	Ravenna, OH	0	(1)	198	2,779	6,399
Summit Village	Marion, IN			522	2,821	6,131
Sunny Acres	Somerset, PA		(4)	287	6,114	5,648
Sunnyside	Eagleville, PA			450	2,674	1,498
Trailmont	Goodlettsville, TN		(2)	411	1,867	5,355
Twin Oaks I & II	Olmsted Falls, OH	5,280		823	3,527	2,675
Twin Pines	Goshen, IN	57,743	(3)	650	6,307	8,323
Valley High	Ruffs Dale, PA	0		284	2,267	3,387
Valley Hills	Ravenna, OH	2,846		996	6,542	14,163
Valley Stream	Mountaintop, PA			323	3,191	1,971
Valley View - HB	Honey Brook, PA	0	(3)	1,380	5,348	8,069
Valley View I	Ephrata, PA	0	(5)	191	4,359	2,877
Valley View II	Ephrata, PA	0	(5)	72	1,746	124
Voyager Estates	West Newton, PA	0	(1)	742	3,143	9,443
Waterfalls Village	Hamburg, NY	3,880		424	3,812	9,720
Wayside	Bellefontaine, OH	0	(1)	196	1,080	4,377
Weatherly Estates	Lebanon, TN		(2)	1,184	4,034	5,604
Wellington Estates	Export, PA			896	6,179	9,044
Wood Valley	Caledonia, OH			260	1,753	10,410
Woodland Manor	West Monroe, NY	0	(1)	77	841	8,350
Woodlawn Village	Eatontown, NJ	0	(9)	157	281	3,099
Woods Edge	West Lafayette, IN	4,275		1,808	13,321	21,905
Worthington Arms	Lewis Center, OH			437	12,706	12,101
Youngstown Estates	Youngstown, NY			269	1,606	3,217
		$562,095		$77,989	$622,855	$1,152,160

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025 (in thousands)

Column A		Column E (10) (11)			Column F
Description		Gross Amount at Which Carried at 12/31/25
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation

Albany Dunes	Albany, GA	$441	$2,234	$2,675	$(14)
Allentown	Memphis, TN	1,270	26,390	27,660	(10,437)
Arbor Estates	Doylestown, PA	2,650	13,711	16,361	(4,821)
Auburn Estates	Orrville, OH	114	3,174	3,288	(886)
Bayshore Estates	Sandusky, OH	562	18,162	18,724	(2,398)
Birchwood Farms	Birch Run, MI	70	8,351	8,421	(2,945)
Boardwalk	Elkhart, IN	1,796	5,741	7,537	(1,636)
Broadmore Estates	Goshen, IN	1,120	27,690	28,810	(10,682)
Brookside Village	Berwick, PA	372	12,507	12,879	(3,997)
Brookview Village	Greenfield Center, NY	123	15,997	16,120	(5,409)
Camelot Village	Anderson, IN	828	7,161	7,989	(1,167)
Camelot Woods	Altoona, PA	766	7,798	8,564	(1,124)
Candlewick Court	Owosso, MI	159	19,774	19,933	(5,928)
Carsons	Chambersburg, PA	176	6,162	6,338	(2,077)
Catalina	Middletown, OH	1,008	38,495	39,503	(10,384)
Cedar Grove	Mantua, NJ	937	16,674	17,611	(504)
Cedarcrest Village	Vineland, NJ	408	6,316	6,724	(3,663)
Center Manor	Monaca, PA	201	9,593	9,794	(961)
Chambersburg I & II	Chambersburg, PA	925	5,075	6,000	(1,633)
Chelsea	Sayre, PA	124	5,938	6,062	(1,856)
Cinnamon Woods	Conowingo, MD	1,884	11,982	13,866	(1,214)
City View	Lewistown, PA	137	2,508	2,645	(916)
Clinton MH Resort	Tiffin, OH	142	4,515	4,657	(1,889)
Collingwood	Horseheads, NY	196	7,856	8,052	(2,422)
Colonial Heights	Wintersville, OH	67	11,545	11,612	(4,019)
Conowingo Court	Conowingo, MD	1,381	9,376	10,757	(157)
Countryside Estates	Muncie, IN	174	11,769	11,943	(3,427)
Countryside Estates	Ravenna, OH	205	10,674	10,879	(3,475)
Countryside Village	Columbia, TN	193	21,562	21,755	(9,078)
Cranberry Village	Cranberry Township, PA	182	6,909	7,091	(4,080)
Crestview	Athens, PA	362	6,232	6,594	(2,069)
Cross Keys Village	Duncansville, PA	61	5,914	5,975	(2,608)
Crossroads Village	Mount Pleasant, PA	183	1,601	1,784	(505)
D & R Village	Clifton Park, NY	392	5,414	5,806	(2,796)
Dallas Mobile Home	Toronto, OH	276	7,826	8,102	(2,329)
Deer Meadows	New Springfield, OH	226	7,981	8,207	(2,397)
Deer Run	Dothan, AL	301	22,588	22,889	(2,566)
Duck River Estates	Columbia, TN	416	9,014	9,430	(865)
Evergreen Estates	Lodi, OH	119	1,886	2,005	(693)
Evergreen Manor	Bedford, OH	49	4,428	4,477	(1,558)
Evergreen Village	Mantua, OH	105	5,019	5,124	(1,144)
Fairview Manor	Millville, NJ	2,535	12,041	14,576	(7,551)
Fifty-One Estates	Elizabeth, PA	1,330	11,322	12,652	(2,106)
Fohl Village	Canton, OH	1,023	22,833	23,856	(2,227)
Forest Creek	Elkhart, IN	440	11,521	11,961	(5,127)
Forest Park Village	Cranberry Township, PA	75	13,834	13,909	(5,800)
Fox Chapel Village	Cheswick, PA	372	9,963	10,335	(2,242)
Frieden Manor	Schuylkill Haven, PA	1,420	11,385	12,805	(4,167)
Friendly Village	Perrysburg, OH	1,269	57,503	58,772	(8,461)
Garden View Estates	Orangeburg, SC	158	15,993	16,151	(1,167)
Green Acres	Chambersburg, PA	63	849	912	(329)
Gregory Courts	Honey Brook, PA	370	2,724	3,094	(1,117)
Hayden Heights	Dublin, OH	248	4,131	4,379	(1,280)
Heather Highlands	Inkerman, PA	573	22,469	23,042	(9,591)
Hidden Creek	Erie, MI	618	34,616	35,234	(3,575)

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025 (in thousands)

Column A		Column E (10) (11)			Column F
Description		Gross Amount at Which Carried at 12/31/25
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation

High View Acres	Export, PA	$825	5,679	6,504	(1,490)
Highland	Elkhart, IN	510	15,358	15,868	(6,367)
Highland Estates	Kutztown, PA	404	14,106	14,510	(9,547)
Hillcrest Crossing	Lower Burrell, PA	961	15,852	16,813	(3,308)
Hillcrest Estates	Marysville, OH	1,277	9,543	10,820	(2,475)
Hillside Estates	Greensburg, PA	484	11,079	11,563	(2,590)
Holiday Village	Nashville, TN	1,632	27,243	28,875	(7,169)
Holiday Village	Elkhart, IN	491	29,189	29,680	(9,098)
Holly Acres Estates	Erie, PA	194	5,356	5,550	(1,842)
Hudson Estates	Peninsula, OH	141	12,000	12,141	(3,775)
Huntingdon Pointe	Tarrs, PA	399	5,766	6,165	(1,074)
Independence Park	Clinton, PA	686	11,713	12,399	(2,821)
Iris Winds	Sumter, SC	1,135	15,854	16,989	(1,940)
Kinnebrook	Monticello, NY	509	16,721	17,230	(8,753)
Lake Erie Estates	Fredonia, NY	140	10,845	10,985	(1,665)
Lake Sherman Village	Navarre, OH	290	22,460	22,750	(8,217)
Lakeview Meadows	Lakeview, OH	726	9,792	10,518	(1,276)
Laurel Woods	Cresson, PA	433	12,056	12,489	(4,595)
Little Chippewa	Orrville, OH	113	3,947	4,060	(1,248)
Mandell Trails	Butler, PA	2,537	10,697	13,234	(875)
Maple Manor	Taylor, PA	674	21,571	22,245	(8,399)
Maplewood Village	Mantua, NJ	510	7,395	7,905	(222)
Marysville Estates	Marysville, OH	818	20,605	21,423	(4,101)
Maybelle Manor	Conowingo, MD	711	4,149	4,860	(75)
Meadowood	New Middletown, OH	152	10,532	10,684	(3,522)
Meadows	Nappanee, IN	549	21,755	22,304	(6,504)
Meadows of Perrysburg	Perrysburg, OH	4,500	9,758	14,258	(1,800)
Melrose Village	Wooster, OH	767	15,317	16,084	(4,581)
Melrose West	Wooster, OH	94	1,266	1,360	(499)
Memphis Blues	Memphis, TN	336	22,067	22,403	(6,230)
Mighty Oak	Albany, GA	234	10,873	11,107	(661)
Monroe Valley	Jonestown, PA	114	1,851	1,965	(735)
Moosic Heights	Avoca, PA	330	10,206	10,536	(3,535)
Mount Pleasant Village	Mount Pleasant, PA	280	5,882	6,162	(1,782)
Mountaintop	Narvon, PA	249	3,672	3,921	(1,287)
New Colony	West Mifflin, PA	448	8,705	9,153	(1,626)
Northtowne Meadows	Erie, MI	1,310	34,215	35,524	(7,173)
Oak Ridge Estates	Elkhart, IN	500	12,603	13,103	(5,062)
Oak Tree	Jackson, NJ	1,150	24,165	25,315	(2,535)
Oakwood Lake Village	Tunkhannock, PA	379	5,860	6,239	(1,763)
Olmsted Falls	Olmsted Falls, OH	569	6,733	7,302	(2,345)
Oxford Village	West Grove, PA	155	4,691	4,846	(2,694)
Parke Place	Elkhart, IN	4,317	27,455	31,772	(6,247)
Perrysburg Estates	Perrysburg, OH	407	13,267	13,674	(2,737)
Pikewood Manor	Elyria, OH	1,071	50,589	51,660	(10,296)
Pine Ridge/Pine Manor	Carlisle, PA	145	12,572	12,717	(6,271)
Pine Valley Estates	Apollo, PA	732	18,551	19,283	(5,737)
Pleasant View Estates	Bloomsburg, PA	307	6,965	7,272	(2,243)
Port Royal Village	Belle Vernon, PA	505	24,357	24,862	(11,417)
Redbud Estates	Anderson, IN	1,753	26,108	27,861	(5,873)
River Bluff Estates	Memphis, TN	230	4,263	4,493	(52)
River Valley Estates	Marion, OH	236	13,477	13,713	(5,742)
Rolling Hills Estates	Carlisle, PA	517	6,033	6,550	(1,649)

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025 (in thousands)

Column A		Column E (10) (11)			Column F
Description		Gross Amount at Which Carried at 12/31/25
			Site, Land
			& Building
			Improvements		Accumulated
Name	Location	Land	and Rental Homes	Total	Depreciation

Rostraver Estates	Belle Vernon, PA	$814	5,697	6,511	(1,925)
Saddle Creek	Dothan, AL	718	9,026	9,744	(673)
Sandy Valley Estates	Magnolia, OH	270	20,838	21,108	(8,052)
Shady Hills	Nashville, TN	337	10,351	10,688	(3,894)
Somerset/Whispering	Somerset, PA	1,538	16,863	18,401	(6,718)
Southern Terrace	Columbiana, OH	63	4,559	4,622	(1,928)
Southwind Village	Jackson, NJ	100	4,608	4,708	(2,675)
Spreading Oaks Village	Athens, OH	67	7,004	7,071	(3,079)
Springfield Meadows	Springfield, OH	1,230	11,714	12,944	(1,728)
Suburban Estates	Greensburg, PA	299	13,662	13,961	(5,230)
Summit Estates	Ravenna, OH	198	9,178	9,376	(2,946)
Summit Village	Marion, IN	522	8,952	9,474	(2,274)
Sunny Acres	Somerset, PA	287	11,762	12,049	(4,786)
Sunnyside	Eagleville, PA	662	3,960	4,622	(1,531)
Trailmont	Goodlettsville, TN	411	7,222	7,633	(2,564)
Twin Oaks I & II	Olmsted Falls, OH	998	6,027	7,025	(2,538)
Twin Pines	Goshen, IN	650	14,630	15,280	(5,575)
Valley High	Ruffs Dale, PA	284	5,654	5,938	(1,819)
Valley Hills	Ravenna, OH	996	20,705	21,701	(6,554)
Valley Stream	Mountaintop, PA	323	5,162	5,485	(1,559)
Valley View - HB	Honey Brook, PA	1,605	13,192	14,797	(4,273)
Valley View I	Ephrata, PA	280	7,147	7,427	(2,541)
Valley View II	Ephrata, PA	72	1,870	1,942	(871)
Voyager Estates	West Newton, PA	742	12,586	13,328	(3,048)
Waterfalls Village	Hamburg, NY	424	13,532	13,956	(6,567)
Wayside	Bellefontaine, OH	538	5,115	5,653	(1,074)
Weatherly Estates	Lebanon, TN	1,184	9,638	10,822	(5,256)
Wellington Estates	Export, PA	896	15,223	16,119	(3,541)
Wood Valley	Caledonia, OH	260	12,163	12,423	(4,765)
Woodland Manor	West Monroe, NY	260	9,008	9,268	(2,925)
Woodlawn Village	Eatontown, NJ	135	3,402	3,537	(1,371)
Woods Edge	West Lafayette, IN	1,808	35,226	37,034	(9,111)
Worthington Arms	Lewis Center, OH	437	24,807	25,244	(6,914)
Youngstown Estates	Youngstown, NY	269	4,823	5,092	(1,340)
		$90,208	$1,762,796	$1,853,003	$(504,634)

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Albany Dunes	Albany, GA	1983	2025	5 to 27.5
Allentown	Memphis, TN	prior to 1980	1986	5 to 27.5
Arbor Estates	Doylestown, PA	1959	2013	5 to 27.5
Auburn Estates	Orrville, OH	1971/1985/1995	2013	5 to 27.5
Bayshore Estates	Sandusky, OH	1969	2021	5 to 27.5
Birchwood Farms	Birch Run, MI	1976-1977	2013	5 to 27.5
Boardwalk	Elkhart, IN	1995-1996	2017	5 to 27.5
Broadmore Estates	Goshen, IN	1950/1990	2013	5 to 27.5
Brookside Village	Berwick, PA	1973-1976	2010	5 to 27.5
Brookview Village	Greenfield Center, NY	prior to 1970	1977	5 to 27.5
Camelot Village	Anderson, IN	1998	2018	5 to 27.5
Camelot Woods	Altoona, PA	1999	2020	5 to 27.5
Candlewick Court	Owosso, MI	1975	2015	5 to 27.5
Carsons	Chambersburg, PA	1963	2012	5 to 27.5
Catalina	Middletown, OH	1968-1976	2015	5 to 27.5
Cedar Grove	Mantua, NJ	1950’s	2025	5 to 27.5
Cedarcrest Village	Vineland, NJ	1973	1986	5 to 27.5
Center Manor	Monaca, PA	1957	2022	5 to 27.5
Chambersburg I & II	Chambersburg, PA	1955	2012	5 to 27.5
Chelsea	Sayre, PA	1972	2012	5 to 27.5
Cinnamon Woods	Conowingo, MD	2005	2017	5 to 27.5
City View	Lewistown, PA	prior to 1980	2011	5 to 27.5
Clinton MH Resort	Tiffin, OH	1968/1987	2011	5 to 27.5
Collingwood	Horseheads, NY	1970	2012	5 to 27.5
Colonial Heights	Wintersville, OH	1972	2012	5 to 27.5
Conowingo Court	Conowingo, MD	1960’s	2025	5 to 27.5
Countryside Estates	Muncie, IN	1996	2012	5 to 27.5
Countryside Estates	Ravenna, OH	1972	2014	5 to 27.5
Countryside Village	Columbia, TN	1988/1992	2011	5 to 27.5
Cranberry Village	Cranberry Township, PA	1974	1986	5 to 27.5
Crestview	Athens, PA	1964	2012	5 to 27.5
Cross Keys Village	Duncansville, PA	1961	1979	5 to 27.5
Crossroads Village	Mount Pleasant, PA	1955/2004	2017	5 to 27.5
D & R Village	Clifton Park, NY	1972	1978	5 to 27.5
Dallas Mobile Home	Toronto, OH	1950-1957	2014	5 to 27.5
Deer Meadows	New Springfield, OH	1973	2014	5 to 27.5
Deer Run	Dothan, AL	1960	2021	5 to 27.5
Duck River Estates	Columbia, TN	2023	2011	5 to 27.5
Evergreen Estates	Lodi, OH	1965	2014	5 to 27.5
Evergreen Manor	Bedford, OH	1960	2014	5 to 27.5
Evergreen Village	Mantua, OH	1960	2014	5 to 27.5
Fairview Manor	Millville, NJ	prior to 1980	1985	5 to 27.5
Fifty-One Estates	Elizabeth, PA	1970’s	2019	5 to 27.5
Fohl Village	Canton, OH	1972	2022	5 to 27.5
Forest Creek	Elkhart, IN	1996-1997	2013	5 to 27.5
Forest Park Village	Cranberry Township, PA	prior to 1980	1982	5 to 27.5
Fox Chapel Village	Cheswick, PA	1975	2017	5 to 27.5
Frieden Manor	Schuylkill Haven, PA	1969	2012	5 to 27.5
Friendly Village	Perrysburg, OH	1970	2019	5 to 27.5
Garden View Estates	Orangeburg, SC	1962	2022	5 to 27.5
Green Acres	Chambersburg, PA	1978	2012	5 to 27.5
Gregory Courts	Honey Brook, PA	1970	2013	5 to 27.5
Hayden Heights	Dublin, OH	1973	2014	5 to 27.5
Heather Highlands	Inkerman, PA	1970	1992	5 to 27.5
Hidden Creek	Erie, MI	1993	2022	5 to 27.5
High View Acres	Export, PA	1984	2017	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

Column A		Column G	Column H	Column I
Description
		Date of	Date	Depreciable
Name	Location	Construction	Acquired	Life

Highland	Elkhart, IN	1969	2013	5 to 27.5
Highland Estates	Kutztown, PA	1971	1979	5 to 27.5
Hillcrest Crossing	Lower Burrell, PA	1971	2017	5 to 27.5
Hillcrest Estates	Marysville, OH	1995	2017	5 to 27.5
Hillside Estates	Greensburg, PA	1980	2014	5 to 27.5
Holiday Village	Nashville, TN	1967	2013	5 to 27.5
Holiday Village	Elkhart, IN	1966	2015	5 to 27.5
Holly Acres Estates	Erie, PA	1977/2007	2015	5 to 27.5
Hudson Estates	Peninsula, OH	1956	2014	5 to 27.5
Huntingdon Pointe	Tarrs, PA	2000	2015	5 to 27.5
Independence Park	Clinton, PA	1987	2014	5 to 27.5
Iris Winds	Sumter, SC	1972	2021	5 to 27.5
Kinnebrook	Monticello, NY	1972	1988	5 to 27.5
Lake Erie Estates	Fredonia, NY	1965-1975	2020	5 to 27.5
Lake Sherman Village	Navarre, OH	prior to 1980	1987	5 to 27.5
Lakeview Meadows	Lakeview, OH	1995	2016	5 to 27.5
Laurel Woods	Cresson, PA	prior to 1980	2001	5 to 27.5
Little Chippewa	Orrville, OH	1968	2013	5 to 27.5
Mandell Trails	Butler, PA	1969	2022	5 to 27.5
Maple Manor	Taylor, PA	1972	2010	5 to 27.5
Maplewood Village	Mantua, NJ	1970’s	2025	5 to 27.5
Marysville Estates	Marysville, OH	1960s to 2015	2017	5 to 27.5
Maybelle Manor	Conowingo, MD	1999	2025	5 to 27.5
Meadowood	New Middletown, OH	1957	2012	5 to 27.5
Meadows	Nappanee, IN	1965-1973	2015	5 to 27.5
Meadows of Perrysburg	Perrysburg, OH	1998	2018	5 to 27.5
Melrose Village	Wooster, OH	1970-1978	2013	5 to 27.5
Melrose West	Wooster, OH	1995	2013	5 to 27.5
Memphis Blues	Memphis, TN	1955	1985	5 to 27.5
Mighty Oak	Albany, GA	2023	2023	5 to 27.5
Monroe Valley	Jonestown, PA	1969	2012	5 to 27.5
Moosic Heights	Avoca, PA	1972	2010	5 to 27.5
Mount Pleasant Village	Mount Pleasant, PA	1977-1986	2017	5 to 27.5
Mountaintop	Narvon, PA	1972	2012	5 to 27.5
New Colony	West Mifflin, PA	1975	2019	5 to 27.5
Northtowne Meadows	Erie, MI	1988, 1995, 1999	2019	5 to 27.5
Oak Ridge Estates	Elkhart, IN	1990	2013	5 to 27.5
Oak Tree	Jackson, NJ	1958	2022	5 to 27.5
Oakwood Lake Village	Tunkhannock, PA	1972	2010	5 to 27.5
Olmsted Falls	Olmsted Falls, OH	1953/1970	2012	5 to 27.5
Oxford Village	West Grove, PA	1971	1974	5 to 27.5
Parke Place	Elkhart, IN	1995-1996	2017	5 to 27.5
Perrysburg Estates	Perrysburg, OH	1972	2018	5 to 27.5
Pikewood Manor	Elyria, OH	1962	2018	5 to 27.5
Pine Ridge/Pine Manor	Carlisle, PA	1961	1969	5 to 27.5
Pine Valley Estates	Apollo, PA	prior to 1980	1995	5 to 27.5
Pleasant View Estates	Bloomsburg, PA	1960’s	2010	5 to 27.5
Port Royal Village	Belle Vernon, PA	1973	1983	5 to 27.5
Redbud Estates	Anderson, IN	1966/1998/2003	2018	5 to 27.5
River Bluff Estates	Memphis, TN	2024	2013	5 to 27.5
River Valley Estates	Marion, OH	1950	1986	5 to 27.5
Rolling Hills Estates	Carlisle, PA	1972-1975	2013	5 to 27.5
Rostraver Estates	Belle Vernon, PA	1970	2014	5 to 27.5
Saddle Creek	Dothan, AL	1972	2022	5 to 27.5
Sandy Valley Estates	Magnolia, OH	prior to 1980	1985	5 to 27.5
Shady Hills	Nashville, TN	1954	2011	5 to 27.5

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

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

UMH PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(1)	Represents one mortgage payable secured by twenty-eight properties and one mortgage payable secured by the rental homes therein.

(2)	Represents one mortgage payable secured by ten properties.

(3)	Represents one mortgage payable secured by eight properties.

(4)	Represents one mortgage payable secured by seven properties.

(5)	Represents one mortgage payable secured by six properties.

(6)	Represents one mortgage payable secured by four properties and one mortgage payable secured by the rental homes therein.

(7)	Represents one mortgage payable secured by two properties.

(8)	Represents one mortgage payable secured by two properties.

(9)	Represents one mortgage payable secured by two properties.

(10)	Reconciliation

	/———-FIXED ASSETS————/
	(in thousands)
	12/31/25	12/31/24	12/31/23

Balance – Beginning of Year	$1,655,964	$1,527,479	$1,379,527

Additions:
Acquisitions	39,125	0	3,650
Improvements	167,210	139,528	151,495
Total Additions	206,335	139,528	155,145

Deletions	(9,296)	(11,043)	(7,193)

Balance – End of Year	$1,853,003	$1,655,964	$1,527,479

	/——ACCUMULATED DEPRECIATION——/
	(in thousands)
	12/31/25	12/31/24	12/31/23

Balance – Beginning of Year	$445,077	$391,920	$340,776

Additions:
Depreciation	63,860	57,765	53,685
Total Additions	63,860	57,765	53,685

Deletions	(4,303)	(4,608)	(2,541)

Balance – End of Year	$504,634	$445,077	$391,920

(11)	The aggregate cost for Federal tax purposes approximates historical cost.

-112-