Form 10-Q
period 2026-03-31
UMH PROPERTIES, INC.
filed 2026-04-30
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of April 30, 2026
Common Stock, $0.10 par value per share	85,166,195

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(in thousands except per share amounts)

	March 31, 2026 (Unaudited)	December 31, 2025

- ASSETS -
Investment Property and Equipment
Land	$92,824	$92,824
Site and Land Improvements	1,099,430	1,093,424
Buildings and Improvements	51,538	51,524
Rental Homes and Accessories	647,028	631,618
Total Investment Property	1,890,820	1,869,390
Equipment and Vehicles	36,726	35,889
Total Investment Property and Equipment	1,927,546	1,905,279
Accumulated Depreciation	(550,699)	(533,864)
Net Investment Property and Equipment	1,376,847	1,371,415

Other Assets
Cash and Cash Equivalents	37,410	72,100
Marketable Securities at Fair Value	26,430	23,758
Inventory of Manufactured Homes	44,399	42,370
Notes and Other Receivables, net	105,973	104,587
Prepaid Expenses and Other Assets	15,548	13,778
Land Development Costs	49,729	39,898
Investment in Joint Ventures	31,281	31,130
Total Other Assets	310,770	327,621

TOTAL ASSETS	$1,687,617	$1,699,036

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(in thousands except per share amounts)

	March 31, 2026 (Unaudited)	December 31, 2025

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$554,041	$556,129

Other Liabilities:
Accounts Payable	6,979	5,663
Loans Payable, net of unamortized debt issuance costs	27,961	27,696
Series A Bonds, net of unamortized debt issuance costs	101,963	101,751
Series B Bonds, net of unamortized debt issuance costs	75,905	75,651
Accrued Liabilities and Deposits	13,593	14,115
Tenant Security Deposits	11,141	10,835
Total Other Liabilities	237,542	235,711
Total Liabilities	791,583	791,840

Commitments and Contingencies

Shareholders’ Equity:
Series D – 6.375% Cumulative Redeemable Preferred Stock, $0.10 par value per share, 18,700 shares authorized as of March 31, 2026 and December 31, 2025; 12,982 and 12,916 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	324,552	322,899
Common Stock - $0.10 par value per share, 183,714 shares authorized as of March 31, 2026 and December 31, 2025; 85,137 and 84,850 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	8,514	8,485
Excess Stock - $0.10 par value per share, 3,000 shares authorized; no shares issued or outstanding as of March 31, 2026 and December 31, 2025	-0-	-0-
Additional Paid-In Capital	586,740	599,520
Accumulated Deficit	(25,364)	(25,364)
Total UMH Properties, Inc. Shareholders’ Equity	894,442	905,540
Non-Controlling Interest in Consolidated Subsidiaries	1,592	1,656
Total Shareholders’ Equity	896,034	907,196

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,687,617	$1,699,036

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2026 AND 2025

(in thousands except per share amounts)

	THREE MONTHS ENDED
	March 31, 2026	March 31, 2025

INCOME:
Rental and Related Income	$59,469	$54,574
Sales of Manufactured Homes	6,369	6,651
Total Income	65,838	61,225

EXPENSES:
Community Operating Expenses	25,312	23,029
Cost of Sales of Manufactured Homes	4,076	4,345
Selling Expenses	1,867	1,615
General and Administrative Expenses	5,092	5,999
Depreciation Expense	17,976	16,663
Total Expenses	54,323	51,651

OTHER INCOME (EXPENSE):
Interest Income	2,174	2,263
Dividend Income	302	374
Loss on Marketable Securities, net	(36,418)	-0-
Increase (Decrease) in Fair Value of Marketable Securities	39,083	(1,562)
Other Income	195	177
Loss on Investment in Joint Ventures	(64)	(81)
Interest Expense	(9,095)	(5,934)
Total Other Income (Expense)	(3,823)	(4,763)

Income before Loss on Sales of Investment Property and Equipment	7,692	4,811
Loss on Sales of Investment Property and Equipment	(3)	(1)
Net Income	7,689	4,810
Preferred Dividends	(5,173)	(5,129)
Loss Attributable to Non-Controlling Interest	64	48
Net Income (Loss) Attributable to Common Shareholders	$2,580	$(271)

Net Income (Loss) Attributable to Common Shareholders
Per Share – Basic and Diluted	$0.03	$(0.00)

Weighted Average Common Shares Outstanding:

Basic	84,998	82,391
Diluted	85,371	83,335

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2026 AND 2025

(in thousands)

	Common Stock		Preferred
	Issued and Outstanding		Stock
	Number	Amount	Series D

Balance December 31, 2025	84,850	$8,485	$322,899

Common Stock Issued with the DRIP	155	16	-0-
Common Stock Issued through Restricted Stock Awards	122	12	-0-
Common Stock Issued through Stock Options	10	1	-0-
Preferred Stock Issued in connection with At-The-Market Offerings, net	-0-	-0-	1,653
Distributions	-0-	-0-	-0-
Stock Compensation	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-

Balance March 31, 2026	85,137	$8,514	$324,552

Balance December 31, 2024	81,909	$8,191	$320,572

Common Stock Issued with the DRIP	152	16	-0-
Common Stock Issued through Restricted Stock Awards	224	22	-0-
Common Stock Issued through Stock Options	25	2	-0-
Common Stock Issued in connection with At-The-Market Offerings, net	515	52	-0-
Preferred Stock Issued in connection with At-The-Market Offerings, net	-0-	-0-	1,232
Distributions	-0-	-0-	-0-
Stock Compensation	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-

Balance March 31, 2025	82,825	$8,283	$321,804

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2026 AND 2025

(in thousands)

	Additional Paid-In	Undistributed Income (Accumulated	Non-Controlling Interest in Consolidated	Total Shareholders’
	Capital	Deficit)	Subsidiary	Equity

Balance December 31, 2025	$599,520	$(25,364)	$1,656	$907,196

Common Stock Issued with the DRIP	2,351	-0-	-0-	2,367
Common Stock Issued through Restricted Stock Awards	(12)	-0-	-0-	-0-
Common Stock Issued through Stock Options	96	-0-	-0-	97
Preferred Stock Issued in connection with At-The-Market Offerings, net	(189)	-0-	-0-	1,464
Distributions	(16,549)	(7,753)	-0-	(24,302)
Stock Compensation	1,523	-0-	-0-	1,523
Net Income (Loss)	-0-	7,753	(64)	7,689

Balance March 31, 2026	$586,740	$(25,364)	$1,592	$896,034

Balance December 31, 2024	$610,630	$(25,364)	$1,880	$915,909

Common Stock Issued with the DRIP	2,596	-0-	-0-	2,612
Common Stock Issued through Restricted Stock Awards	(22)	-0-	-0-	-0-
Common Stock Issued through Stock Options	352	-0-	-0-	354
Common Stock Issued in connection with At-The-Market Offerings, net	9,185	-0-	-0-	9,237
Preferred Stock Issued in connection with At-The-Market Offerings, net	(250)	-0-	-0-	982
Distributions	(18,000)	(4,858)	-0-	(22,858)
Stock Compensation	3,149	-0-	-0-	3,149
Net Income (Loss)	-0-	4,858	(48)	4,810

Balance March 31, 2025	$607,640	$(25,364)	$1,832	$914,195

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED

MARCH 31, 2026 AND 2025

(in thousands)

	THREE MONTHS ENDED
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,689	$4,810
Non-Cash items included in Net Income:
Depreciation	17,976	16,663
Amortization of Financing Costs	881	599
Stock Compensation Expense	1,152	1,813
Provision for Uncollectible Notes and Other Receivables	407	450
Loss on Marketable Securities, net	36,418	-0-
(Increase) Decrease in Fair Value of Marketable Securities	(39,083)	1,562
Loss on Sales of Investment Property and Equipment	3	1
Loss on Investment in Joint Ventures	158	185
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(2,029)	(6,026)
Notes and Other Receivables, net of notes acquired with acquisitions	(1,793)	(3,432)
Prepaid Expenses and Other Assets	(2,035)	441
Accounts Payable	1,316	(889)
Accrued Liabilities and Deposits	(522)	(3,574)
Tenant Security Deposits	306	176
Net Cash Provided by Operating Activities	20,844	12,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	-0-	(25,367)
Purchase of Investment Property and Equipment	(24,394)	(20,656)
Proceeds from Sales of Investment Property and Equipment	983	1,003
Additions to Land Development Costs	(9,460)	(10,611)
Purchase of Marketable Securities through automatic reinvestments	(7)	(7)
Investment in Joint Ventures	(309)	(773)
Net Cash Used in Investing Activities	(33,187)	(56,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Short-Term Borrowings	126	371
Principal Payments of Mortgages and Loans	(2,340)	(9,391)
Financing Costs on Debt	(24)	-0-
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	1,464	982
Proceeds from At-The-Market Common Equity Program, net of offering costs	-0-	9,237
Proceeds from Issuance of Common Stock in the DRIP, net of dividend reinvestments	1,306	1,776
Proceeds from Exercise of Stock Options	97	354
Preferred Dividends Paid	(5,173)	(5,129)
Common Dividends Paid, net of dividend reinvestments	(18,068)	(16,893)
Net Cash Used in Financing Activities	(22,612)	(18,693)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(34,955)	(62,325)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	80,926	108,811
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$45,971	$46,486

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, and its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. As of March 31, 2026, the Company operated a portfolio of 145 manufactured home communities, of which 142 are majority owned and are included in our consolidated operations with the remaining three owned through our joint ventures with Nuveen Real Estate, in which the Company has a 40% interest. Of the 142 majority owned communities, 140 are owned 100% by the Company with the remaining two owned by the Company’s Opportunity Zone Fund, in which the Company has a 77% interest. The Company’s portfolio of 145 communities contains a total of approximately 27,100 developed homesites, of which 11,200 contain rental homes that are leased to residents. These 145 communities are located in twelve states consisting of New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia.

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

The primary focus of our business is the ownership and operation of our manufactured home communities – leasing of manufactured homesites and manufactured homes in our communities to residents. The sales of homes are integrated with the leasing of these manufactured homes and homesites. Management views the Company’s business as a single segment based on its method of internal reporting in addition to its allocation of capital and resources. Capital and resources are allocated to further the goal of maintaining and increasing occupancy and net operating income in our communities. Our chief executive officer, with the assistance of our chief operating officer, is the principal decision-maker regarding allocation of resources. These decisions are based on the occupancy of the communities and community net operating income, not based on the performance of home sales. Sales of homes are necessary to maintain and increase occupancy at our communities. There are no longer dealers selling homes into our communities. We primarily order homes to fill vacant sites in the communities. These homes are either rented or sold, based on the needs of the potential residents. Although certain components of the sales operation are tracked (sales, cost of sales, etc.), separate discrete financial information for the entire sales operation is not available. Most of the personnel costs, office expenses, maintenance and other expenses are borne by the community and cannot be allocated. The components of the sales operation play no material role in decisions about resources to be allocated. Resources are allocated to maintaining and increasing occupancy and net operating income in our communities.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

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

Investment in Joint Ventures

The Company accounts for its investment in entities formed under its joint ventures with Nuveen Real Estate under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures. The Company has the ability to exercise significant influence, but not control, over the operating and financial decisions of the joint venture entities. Under the equity method of accounting, the cost of an investment is adjusted for the Company’s share of the equity in net income or loss from the date of acquisition, reduced by distributions received and increased by contributions made. The income or loss is allocated in accordance with the provisions of the operating agreement. The carrying values of the investment in the joint ventures is reviewed for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment. Financial condition, operational performance, and other economic trends are among the factors that are considered in evaluation of the existence of impairment indicators (See Note 4).

Leases

The Company accounts for its leases under ASC 842, “Leases.” Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. These leases are generally for one-year or month-to-month terms and renewable by mutual agreement from us and the resident, or in some cases, as provided by jurisdictional statute.

The Company is the lessee in other arrangements, primarily for our corporate office and a ground lease at one community. As of March 31, 2026 and December 31, 2025, the right-of-use assets and corresponding lease liabilities of $2.6 million and $2.7 million, respectively, are included in prepaid expenses and other assets and accrued liabilities and deposits on the consolidated balance sheets.

Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

2026	$345
2027	257
2028	111
2029	111
2030	111
Thereafter	18,281

Total Lease Payments	$19,216

The weighted average remaining lease term for these leases is 166 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%.

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

The following table presents beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	3/31/26	12/31/25	3/31/25	12/31/24

Cash and Cash Equivalents	$37,410	$72,100	$35,199	$99,720
Restricted Cash	8,561	8,826	11,287	9,091
Cash, Cash Equivalents
And Restricted Cash	$45,971	$80,926	$46,486	$108,811

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

Notes Receivables

The Company accounts for its receivables in accordance with ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As of March 31, 2026 and December 31, 2025, the Company had notes receivable of $102.2 million and $100.0 million, net of the fair value adjustment of $1.6 million and $1.5 million, respectively. Notes receivables are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

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

For the three months ended March 31, 2026, common stock equivalents resulting from employee stock options to purchase 6.3 million shares of common stock amounted to 373,000 shares, which were included in the computation of Diluted Net Income per Share. For the three months ended March 31, 2025, common stock equivalents of 944,000 shares were excluded from the computation of Diluted Net Loss per Share as their effect would be anti-dilutive.

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities consist primarily of marketable common and preferred stock of other REITs with a fair value of $26.4 million as of March 31, 2026, which represents 1.2% of undepreciated assets (total assets excluding accumulated depreciation). Other than purchasing marketable equity securities through automatic dividend reinvestments, the Company has not made any purchases of REIT securities during the three months ended March 31, 2026 and the Company does not intend to increase its investment in the REIT securities portfolio. The REIT securities portfolio provides the Company with additional diversification, liquidity and income.

For the three months ended March 31, 2026, the Company had a net gain of $2.7 million on our securities portfolio consisting of an increase in fair value of marketable securities of $39.1 million partially offset by a loss on marketable securities of $36.4 million. As of March 31, 2026, the Company had total net unrealized losses of $1.7 million in its REIT securities portfolio. The Company held five securities that had unrealized losses as of March 31, 2026.

NOTE 4- INVESTMENT IN JOINT VENTURES

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

In November 2023, the Company expanded its relationship with Nuveen Real Estate and formed a second joint venture entity with Nuveen. The new joint venture entity was established to, directly or through one or more subsidiaries, identify, source, originate, acquire, hold, operate, sell, lease, mortgage, maintain, own, manage, finance, refinance, reposition, improve, renovate, develop, redevelop, pledge, hedge, exchange, and otherwise deal in and with the rental of manufactured housing and/or recreational vehicle communities that meet other investment guidelines. The terms of the new joint venture entity are set forth in a Limited Liability Company Agreement dated as of November 29, 2023 (the “2023 LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen. The Company serves as managing member of this new joint venture entity and is responsible for day-to-day operations of the joint venture entity and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management oversight, development and other fees from the joint venture entity. Sixty-one acres of land located in Honey Brook, Pennsylvania, previously owned by the Company, with a carrying value cost basis of $3.8 million, was contributed to the new joint venture entity. The Company was reimbursed by Nuveen for 60% of the carrying value of this land. This new joint venture entity is focused on the development and operation of a new manufactured housing community on this property. The community contains 113 manufactured home sites situated on approximately 61 acres. This community, named Honey Ridge, opened for occupancy in June 2025 and currently has 32 homes on-site of which 15 have been sold.

References in this report to the Company’s joint venture relationships with Nuveen are intended to refer to its ongoing relationships with Nuveen.

The Company accounts for its joint ventures with Nuveen Real Estate under the equity method of accounting in accordance with ASC 323, “Investments – Equity Method and Joint Ventures”.

NOTE 5 - OPPORTUNITY ZONE FUND

In July 2022, the Company invested $8.0 million, representing a portion of the capital gain the Company recognized as a result of the Monmouth Real Estate Investment Corp. (“MREIC”) merger, in the UMH OZ Fund, LLC (“OZ Fund”), a new entity formed by the Company. The OZ Fund was created to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits. UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors when earned and realized (subject to first returning investor capital with a 5% preferred return). UMH will have a right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. On August 10, 2022, the Company, through the OZ Fund, acquired Garden View Estates, located in Orangeburg, South Carolina, for approximately $5.2 million. On January 19, 2023, the Company, through the OZ Fund, acquired Mighty Oak, located in Albany, Georgia, for approximately $3.7 million. As of March 31, 2026, the Company’s investment in the OZ Fund represented 77% of the total capital contributed to the OZ Fund and is consolidated in the Company’s Consolidated Financial Statements. Other investors in the OZ Fund include certain officers, directors and employees of the Company, who invested on the same terms as other investors.

NOTE 6 – LOANS AND MORTGAGES PAYABLE AND OTHER LONG-TERM INDEBTEDNESS

Loans Payable

The following is a summary of our loans payable as of March 31, 2026 and December 31, 2025 (in thousands):

		3/31/2026		12/31/2025
		Amount	Rate	Amount	Rate

Margin Loan	(1)	$-0-	N/A	$229	5.25%
Unsecured line of credit	(2)	-0-	N/A	-0-	N/A
Floorplan inventory financing	(3)	5,417	7.22%	4,899	7.53%
FirstBank rental home loan	(4)	23,150	6.15%	23,336	6.15%
FirstBank rental home line of credit	(5)	-0-	N/A	-0-	N/A
Triad rental home loan	(6)	-0-	N/A	-0-	N/A
OceanFirst notes receivable financing	(7)	-0-	N/A	-0-	N/A
Total Loans Payable		28,567	6.35%	28,464	6.38%
Unamortized debt issuance costs		(606)		(768)
Loans Payable, net of unamortized
debt issuance costs		$27,961	6.49%	$27,696	6.56%

(1)	Collateralized by the Company’s securities portfolio and is due on demand.The Company must maintain a coverage ratio of approximately 2 times.
(2)	Represents an unsecured revolving credit facility syndicated with three banks, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A. and Wells Fargo, N.A.Total available borrowings under this facility are $260 million.Interest is based on the Company’s overall leverage ratio and is equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.5% to 2.20%, or BMO’s prime lending rate plus 0.50% to 1.20%, and maturity is November 7, 2026. The Company is in discussions with the banks to renew this credit facility.

(3)	Represents revolving credit agreements totaling $98.5 million with 21st Mortgage Corporation (“21st Mortgage”), Customers Bank, Northpoint Commercial Finance and Triad Financial Services (“Triad”) to finance inventory purchases.Interest rates on these agreements range from prime minus 0.75% to SOFR plus 4%. Subsequent to quarter end, the Company paid off this balance.
(4)	Represents a term loan secured by rental homes and rental home leases, with a fixed interest rate of 6.15% and a maturity date of May 10, 2028.
(5)	Represents a $25 million revolving line of credit secured by rental homes and their leases of which $11 million is secured by rental homes located within the OZ Fund’s communities with $14 million having a maturity date of May 10, 2028 and $11 million having a maturity date of November 7, 2026 with a one-year extension option, both with an interest rate of prime less 0.50%.
(6)	Represents a $30 million revolving line of credit secured by rental homes and rental home leases, with an interest rate of prime plus 0.25%, with a minimum of 5%.
(7)	Represents a $35 million revolving line of credit secured by eligible notes receivable, with an interest rate of prime with a floor of 4.75%.

Series A Bonds

On February 6, 2022, the Company issued $102.7 million of its new 4.72% Series A Bonds due 2027, or the 2027 Bonds, in an offering to investors in Israel. The Company received $98.7 million, net of offering expenses. The 2027 Bonds are unsecured obligations of the Company denominated in Israeli shekels (NIS) and were issued pursuant to a Deed of Trust dated January 31, 2022 between the Company and Reznik Paz Nevo Trusts Ltd., an Israeli trust company, as trustee. The 2027 Bonds pay interest at a rate of 4.72% per year. Interest on the 2027 Bonds is payable semi-annually on August 31, 2022, and on February 28 and August 31 of the years 2023-2026 (inclusive) and on the final maturity date of February 28, 2027. The principal and interest will be linked to the U.S. Dollar. In the event of a future downgrade by two or more notches in the rating of the 2027 Bonds or a failure by the Company to comply with certain covenants in the Deed of Trust, the interest rate on the 2027 Bonds will be subject to increase. However, any such increases, in the aggregate, would not exceed 1.25% per annum. As of March 31, 2026, the Company is in compliance with these covenants.

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

Principal of the Series B Bonds will be payable on June 30, 2030. The Company will pay interest on the Series B Bonds at a rate of 5.85% per annum, payable semi-annually on June 30 and December 31 of each year, beginning December 31, 2025 and continuing through the maturity date. Payments of principal and interest will be made in NIS and will be adjusted for changes in the exchange rate of the U.S. Dollar to the NIS as of each payment date. In the event of any future downgrade by two or more notches in the rating of the Series B Bonds (or if the Series B Bonds cease to be rated due to a failure by the Company to comply with certain reporting and other obligations under the Series B Deed of Trust), the interest rate on the Series B Bonds will be subject to increase by up to 1.25% per annum. In addition, the interest rate on the Series B Bonds will be subject to increase by up to 0.5% per annum upon any failure by the Company to comply with certain financial covenants in the Series B Deed of Trust. The maximum aggregate additional interest payable on the Series B Bonds as a result of any such downgrades (or cessation of rating) and/or any such failures to comply with financial covenants would not exceed a rate of 1.5% per annum. Following any such increase in the interest rate, in the event of a subsequent upgrade or reinstatement of rating and/or compliance with such financial covenants, the interest rate will be reduced. As of March 31, 2026, the Company is in compliance with these covenants.

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

Mortgages Payable

The following is a summary of our mortgages payable as of March 31, 2026 and December 31, 2025 (in thousands):

	3/31/2026		12/31/2025
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Fixed rate mortgages	$559,779	4.75%	$562,095	4.73%
Unamortized debt issuance costs	(5,738)		(5,966)
Mortgages Payable, net of unamortized debt issuance costs	$554,041	4.80%	$556,129	4.78%

As of March 31, 2026 and December 31, 2025, the weighted average loan maturity of mortgages payable was 5.9 years and 6.1 years, respectively.

NOTE 7 - SHAREHOLDERS’ EQUITY

Common Stock

On March 16, 2026, the Company paid total cash dividends of $19.1 million or $0.225 per share to common shareholders of record as of the close of business on February 17, 2026, of which $1.1 million was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). On April 1, 2026, the Company declared a dividend of $0.225 per share to be paid June 15, 2026 to common shareholders of record as of the close of business on May 15, 2026.

During the three months ended March 31, 2026, the Company received, including dividends reinvested of $1.1 million, a total of $2.4 million from its DRIP. There were 155,000 shares issued under the DRIP during this period.

On September 22, 2025 the Board of Directors increased our common stock Repurchase Program (the “Repurchase Program”) so that the Company is authorized to repurchase up to $100 million in the aggregate of the Company’s common stock. Purchases under the Repurchase Program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. For the three months ended March 31, 2026, the Company did not repurchase any shares of its common stock.

Common Stock At-The-Market Sales Program

On September 16, 2024, the Company terminated the use of its successful then-existing at-the-market sale program for its common stock and entered into a new equity distribution agreement (“September 2024 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, B. Riley Securities, Inc., Compass Point Research & Trading, LLC, and Janney Montgomery Scott LLC, as Distribution Agents, under which the Company may offer and sell shares of the Company’s common stock, $0.10 par value per share, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of common stock under the Distribution Agreement for the September 2024 Common ATM Program will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents are not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. For the three months ended March 31, 2026, the Company did not sell any shares of our common stock under the September 2024 Common ATM Program.

As of March 31, 2026, $44.6 million of common stock remained eligible for sale under the September 2024 Common ATM Program.

6.375% Series D Cumulative Redeemable Preferred Stock

On March 16, 2026, the Company paid $5.2 million in dividends or $0.3984375 per share for the period from December 1, 2025 through February 28, 2026 to holders of record as of the close of business on February 17, 2026 of our 6.375% Series D Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share (“Series D Preferred Stock”). Dividends on our Series D Preferred Stock are cumulative and payable quarterly at an annual rate of $1.59375 per share.

On April 1, 2026, the Company declared a dividend of $0.3984375 per share for the period from March 1, 2026 through May 31, 2026 to be paid on June 15, 2026 to Series D Preferred shareholders of record as of the close of business on May 15, 2026.

Preferred Stock At-The-Market Sales Program

On March 5, 2025, the Company terminated the use of its successful then-existing at-the-market sale program for its Series D Preferred Stock and entered into an at market issuance sales agreement (the “2025 Preferred ATM Program”) with B. Riley, as distribution agent, under which the Company may offer and sell shares of the Company’s Series D Preferred Stock having an aggregate sales price of up to $100 million from time to time through B. Riley, as agent or principal. Sales of the shares of Series D Preferred Stock under the 2025 Preferred ATM Program, if any, will be in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or on any other existing trading market for the Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. B. Riley is not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between B. Riley and the Company. For the three months ended March 31, 2026, the Company issued and sold 66,000 shares of its Series D Preferred Stock under the 2025 Preferred ATM Program at a weighted average price of $22.51 per share, generating gross proceeds and net proceeds, after offering expenses, of $1.5 million.

As of March 31, 2026, $97.5 million of Preferred Stock remained eligible for sale under the 2025 Preferred ATM Program.

NOTE 8 – STOCK BASED COMPENSATION

The Company accounts for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $1.5 million, of which $371,000 were capitalized, have been recognized for the three months ended March 31, 2026. Compensation costs of $3.1 million, of which $1.3 million were capitalized, have been recognized for the three months ended March 31, 2025.

On January 21, 2026, the Company awarded a total of 28,000 shares of restricted stock to six employees under the Company’s 2023 Equity Incentive Award Plan (the “2023 Plan”). The grant date fair value of these restricted stock grants was $452,000. These grants vest ratably over 5 years.

On January 21, 2026, the Company awarded a total of 10,980 shares of common stock to nine members of our Board of Directors in payment of directors fees. The grant date fair value of these awards was $177,000.

On January 21, 2026, the Company granted options to purchase 108,000 shares of common stock to nine members of our Board of Directors under the Company’s 2023 Plan. The grant date fair value of these options amounted to approximately $308,000. These grants vest ratably over five years.

On January 30, 2026, the Company also awarded a total of 69,844 shares of restricted stock to four employees, pursuant to their employment agreements. The grant date fair value of these restricted stock grants was $1.1 million. These grants vest ratably over three years.

On March 24, 2026, the Company awarded a total of 12,429 shares of common stock to nine members of our Board of Directors in payment of directors fees. The grant date fair value of these awards was $177,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2026:

2026

Dividend yield	5.34%
Expected volatility	27.43%
Risk-free interest rate	4.26%
Expected lives	10
Estimated forfeitures	-0-

During the three months ended March 31, 2026, one participant in the Company’s equity incentive plans exercised options to purchase a total of 10,000 shares of common stock at a weighted-average exercise price of $9.70 per share for total proceeds of $97,000. The aggregate intrinsic value of options exercised was $54,000.

As of March 31, 2026, there were options outstanding under the Company’s equity incentive plans to purchase 6.3 million shares, with an aggregate intrinsic value of $3.4 million. There were 1.8 million shares available for grant under the 2023 Plan.

NOTE 9 - FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2026:
Marketable Securities - Preferred stock	$792	$792	$-0-	$-0-
Marketable Securities - Common stock	25,638	25,638	-0-	-0-
Total	$26,430	$26,430	$-0-	$-0-

As of December 31, 2025:
Marketable Securities - Preferred stock	$633	$633	$-0-	$-0-
Marketable Securities - Common stock	23,125	23,125	-0-	-0-
Total	$23,758	$23,758	$-0-	$-0-

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

The fair value of cash and cash equivalents and notes receivable approximate their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of March 31, 2026, the estimated fair value of fixed rate mortgages payable amounted to $557.3 million and the carrying value of fixed rate mortgages payable amounted to $559.8 million.

NOTE 10 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

The Company had an agreement with 21st Mortgage under which 21st Mortgage provided financing for home purchasers in the Company’s communities. The Company did not receive referral fees or other cash compensation under the agreement. If 21st Mortgage made loans to purchasers and those purchasers defaulted on their loans and 21st Mortgage repossessed the homes securing such loans, the Company agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. As of March 31, 2026, the total loan balance under this agreement was approximately $1.8 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of March 31, 2026, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $389,000. This program was terminated on June 22, 2023. The Company’s repurchase obligations for the outstanding loans that were originated by 21st Mortgage remain in effect.

The Company entered into a Manufactured Home Retailer Agreement (the “MHRA”) with 21st Mortgage on January 24, 2023, under which 21st Mortgage provides financing for home purchasers in the Company’s communities. 21st Mortgage has no recourse against the Company under the MHRA except in instances where the Customer defaults before two scheduled monthly payments are paid by the purchaser and the default is based on any dispute between S&F and the purchaser surrounding the terms or execution of the purchase and sale of the home. Upon such a default, S&F is to take assignment of the loan from 21st Mortgage for the unpaid principal balance plus accrued interest. As of March 31, 2026, no loans have been originated under the MHRA.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. If the loan is approved under the COP Program, then it is originated by Triad, purchased by S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $100.7 million of loans that the Company acquired under the COP Program as of March 31, 2026.

The Company and one of its subsidiaries are parties to a Limited Liability Company Agreement dated as of December 8, 2021 with an affiliate of Nuveen (the “2021 LLC Agreement”), which governs the initial joint venture entity between the Company and Nuveen. The 2021 LLC Agreement provided for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years. The Company is required to fund 40% of the committed capital and Nuveen is required to fund 60%. All such funding will be on a parity basis. Since the execution of the 2021 LLC Agreement, this joint venture entity has acquired two properties. The Company and Nuveen have continued to seek, and are continuing to seek, opportunities to acquire additional manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The Company and Nuveen have informally agreed that any future acquisitions would be made by one or more new joint venture entities to be formed for that purpose and that the existing joint venture entity formed in December 2021 under the 2021 LLC Agreement will not consummate additional acquisitions but will maintain its existing property portfolio. The Company and Nuveen also informally agreed that, unless otherwise determined in connection with any specific future investment, capital for any such new joint venture entity would continue to be funded 60% by Nuveen and 40% by the Company on a parity basis and that other terms would be similar to those of the LLC Agreement entered into in 2021, except that the amounts of the parties’ respective capital commitments will be determined on a property-by-property basis. In 2023, the Company and Nuveen formed a second joint venture entity, governed by a new Limited Liability Company Agreement dated as of November 29, 2023 (the “2023 LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen, focused on the development and operation of a new manufactured housing community located in Honey Brook, Pennsylvania. The community contains 113 manufactured home sites situated on approximately 61 acres. This community, named Honey Ridge, opened for occupancy in June 2025 and currently has 32 homes on-site, of which 15 have been sold. As with the 2021 LLC Agreement, capital contributions to the joint venture entity formed under the 2023 LLC Agreement for this project are funded 60% by Nuveen and 40% by the Company on a parity basis and the other terms (including restrictions on the Company’s right to acquire manufacturing housing communities that meet the 2023 LLC Agreement’s investment guidelines without first offering Nuveen an opportunity to participate in the acquisition) are similar to those set forth in the 2021 LLC Agreement (See Note 4).

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2026 and 2025 was $9.7 million and $6.6 million, respectively. Interest cost capitalized to land development was $1.5 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026 and 2025, stock compensation of $371,000 and $1.3 million, respectively, was capitalized to land development.

During the three months ended March 31, 2026 and 2025, compensation for payroll and related benefits of $1.2 million was capitalized to land development.

During the three months ended March 31, 2026 and 2025, the Company had dividend reinvestments of $1.1 million and $836,000, respectively, which required no cash transfers.

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

	Three Months Ended
	3/31/26	3/31/25

Rental and Related Income	$59,469	$55,324
Community Operating Expenses	25,312	23,374
Net Income (Loss) Attributable to Common Shareholders	2,580	(696)
Net Income (Loss) Attributable to Common Shareholders per Share –
Basic and Diluted	$0.03	$(0.01)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes thereto included elsewhere herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

The Company is a Maryland corporation that operates as a self-administered, self-managed REIT with headquarters in Freehold, New Jersey. The Company’s primary business is the ownership and operation of manufactured home communities, which includes leasing manufactured home spaces generally on an annual or month-to-month basis to residents. The Company also leases manufactured homes to residents and, through its wholly-owned taxable REIT subsidiary, S&F, sells manufactured homes to residents and prospective residents of our communities and for placement on customers’ privately-owned land. The Company also provides financing to home purchasers through its COP program with Triad Financial. During 2022, the Company also formed a qualified opportunity zone fund to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as qualified opportunity zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The Company currently holds a 77% interest in the qualified opportunity zone fund.

As of March 31, 2026, the Company operated a portfolio of 145 manufactured home communities, of which 142 are majority owned and are included in our consolidated operations with the remaining three owned through our joint ventures with Nuveen Real Estate in which the Company has a 40% interest. One of these joint ventures owns two communities in Florida (Sebring Square and Rum Runner) and one joint venture owns one community in Pennsylvania (Honey Ridge). Of the 142 majority owned communities, 140 are owned 100% by the Company with the remaining two owned by the Company’s Opportunity Zone Fund, in which the Company has a 77% interest. The Company’s portfolio of 145 communities contain a total of approximately 27,100 developed homesites, of which 11,200 contain rental homes that are leased to residents. These 145 communities are located in twelve states consisting of New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia. In addition, the Company has over 1,000 self-storage units that are available for leasing by residents. UMH has continued to execute our growth strategy of purchasing well-located communities in our target markets, including the energy-rich Marcellus and Utica Shale regions.

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

The primary focus of our business is the operation of our manufactured home communities - leasing of manufactured homesites and manufactured homes in our communities to residents. The sales of homes are integrated with the leasing of these manufactured homes and homesites. Management views the Company’s business as a single segment based on its method of internal reporting in addition to its allocation of capital and resources. Capital and resources are allocated to further the goal of maintaining and increasing occupancy and net operating income in our communities. Our chief executive officer, with the assistance of our chief operating officer, is the principal decision-maker regarding allocation of resources. These decisions are based on the occupancy of the communities and community net operating income, not based on the performance of home sales. Sales of homes are necessary to maintain and increase occupancy at our communities. We primarily order homes to fill vacant sites in the communities. These homes are either rented or sold, based on the needs of the potential residents. Although certain components of the sales operation are tracked (sales, cost of sales, etc.), separate discrete financial information for the entire sales operation is not available. Most of the personnel costs, office expenses, maintenance and other expenses are borne by the community and cannot be allocated. The components of the sales operation play no material role in decisions about resources to be allocated. Resources are allocated to maintaining and increasing occupancy and net operating income in our communities.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

The Company intends to continue to increase its real estate investments and investments in expansions. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three months ended March 31, 2026, rental and related income increased 9% from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 8%. Same property NOI, which includes communities owned and operated as of January 1, 2025 (excluding Memphis Blues, Duck River Estates and River Bluff Estates), increased 7% for the three months ended March 31, 2026 over the prior year period driven by a 110 basis point increase in occupancy, to 89.0%, and rental rate increases of 5.0%. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. In addition, on behalf of our joint venture arrangements with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. We will also seek additional opportunities, through our opportunity zone fund, to acquire communities that require substantial capital investment and are located in qualified opportunity zones.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Although 30-year fixed rate mortgage rates have shown signs of stabilizing, they are still approximately 6%. Housing inventory has improved but affordability remains a challenge for many prospective buyers, especially lower and middle-income households. We believe rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. During the three months ended March 31, 2026, our portfolio of rental homes increased by 121 homes, net of rental home sales. Occupied rental homes represent approximately 44.2% of total occupied sites. Occupancy in rental homes continues to be strong and registered at 94.6% as of March 31, 2026. Our manufactured home communities compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates.

See PART I, Item 1 – Business in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a more complete discussion of the economic and industry-wide factors relevant to the Company and the opportunities and challenges, and risks on which the Company is focused.

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

On a regular basis, management evaluates our assumptions, judgments and estimates. Management believes there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company’s Community NOI for the three months ended March 31, 2026 and 2025 is calculated as follows (in thousands):

	Three Months Ended
	3/31/26	3/31/25

Rental and Related Income	$59,469	$54,574
Less: Community Operating Expenses	(25,312)	(23,029)
Community NOI	$34,157	$31,545

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

The Company’s FFO and Normalized FFO attributable to common shareholders for the three months ended March 31, 2026 and 2025 are calculated as follows (in thousands):

	Three Months Ended
	3/31/26	3/31/25

Net Income (Loss) Attributable to Common Shareholders	$2,580	$(271)
Depreciation Expense	17,976	16,663
Depreciation Expense from Unconsolidated Joint Ventures	246	217
Loss on Sales of Investment Property and Equipment	3	1
(Increase) Decrease in Fair Value of Marketable Securities	(39,083)	1,562
Loss on Marketable Securities, net	36,418	-0-
FFO Attributable to Common Shareholders	18,140	18,172

Adjustments:
Amortization of Financing Costs	881	599
Non-Recurring Other Expense (1)	335	49
Normalized FFO Attributable to Common Shareholders	$19,356	$18,820

(1)	Consists of one-time legal and professional fees for the three months ended March 31, 2026 and 2025.

The following are the cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	3/31/26	3/31/25

Operating Activities	$20,844	$12,779
Investing Activities	(33,187)	(56,411)
Financing Activities	(22,612)	(18,693)

Changes In Results Of Operations

Net Income (Loss) Attributable to Common Shareholders increased $2.9 million from a net loss of $271,000 for the three months ended March 31, 2025, to net income of $2.6 million for the three months ended March 31, 2026. This increase was due to an increase in Community NOI and a net gain on our securities portfolio partially offset by increases in interest expense and depreciation expense.

Rental and related income increased 9% from $54.6 million for the three months ended March 31, 2025 to $59.5 million for the three months ended March 31, 2026. This increase was due to acquisitions made in 2025, increases in rental rates and same property occupancy and additional rental homes. Same property occupancy has increased 110 basis points from 87.9% as of March 31, 2025 to 89.0% at March 31, 2026. Occupied rental homes increased 6% from approximately 9,900 homes at March 31, 2025 to 10,400 homes at March 31, 2026.

Community operating expenses increased 10% from $23.0 million for the three months ended March 31, 2025 to $25.3 million for the three months ended March 31, 2026. These increases were due to acquisitions made in 2025 and an increase in payroll and related costs, real estate taxes and water and sewer costs.

Community NOI increased 8% from $31.5 million for the three months ended March 31, 2025 to $34.2 million for the three months ended March 31, 2026. These increases were primarily due to increases in rental rates, occupancy and rental homes. The Company’s operating expense ratio (defined as community operating expenses divided by rental and related income) was 42.2% and 42.6% for the three months ended March 31, 2025 and 2026, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Since most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Due to the Company’s ability to increase its rental rates annually (subject to limitations on rent increases in certain jurisdictions), increasing costs due to inflation and changing prices have generally not had a material effect on revenue and income from continuing operations.

Sales of manufactured homes decreased 4% from $6.7 million, or 71 homes, for the three months ended March 31, 2025 to $6.4 million, or 73 homes, for the three months ended March 31, 2026. The average sales price was $87,000 and $94,000 for the three months ended March 31, 2026 and 2025, respectively. Cost of sales of manufactured homes amounted to $4.1 million and $4.3 million for the three months ended March 31, 2026 and 2025, respectively. The gross profit percentage was 36% and 35% for the three months ended March 31, 2026 and 2025, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $1.9 and $1.6 million million for the three months ended March 31, 2026 and 2025, respectively. Gain from the sales operations (defined as sales of manufactured homes, less cost of sales of manufactured homes, less selling expenses), excluding interest on the financing of inventory, amounted to $426,000 or 7% of total sales and $691,000 or 10% of total sales for the three months ended March 31, 2026 and 2025, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

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

General and administrative expenses decreased 15% from $6.0 million for the three months ended March 31, 2025 to $5.1 million for the three months ended March 31, 2026. General and administrative expenses as a percentage of gross revenue (total income plus interest, dividend and other income) were 7.4% and 9.4% at March 31, 2026 and 2025, respectively. These decreases were primarily due to a decrease in stock based compensation expense from $1.8 million for the three months ended March 31, 2025 to $1.2 million for the three months ended March 31, 2026.

Depreciation expense increased 8% from $16.7 million for the three months ended March 31, 2025 to $18.0 million for the three months ended March 31, 2026. This increase was primarily due to the increase in rental homes and expansions during 2025 and 2026.

Interest income decreased 4% from $2.3 million for the three months ended March 31, 2025 to $2.2 million for the three months ended March 31, 2026. This decrease was primarily due to the decreased interest earned on our excess cash, partially offset by an increase in the average balance of notes receivable. The average balance of notes receivable was $102.7 and $90.4 million at March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, the Company had a net gain of $2.7 million on our securities portfolio consisting of an increase in fair value of marketable securities of $39.1 million partially offset by a loss on marketable securities of $36.4 million. The Company had a decrease in the fair value of marketable securities of $1.6 million for the three months ended March 31, 2025. As of March 31, 2026, the Company had total net unrealized losses of $1.7 million in its REIT securities portfolio.

Interest expense, including amortization of financing costs, increased 53% from $5.9 million for the three months ended March 31, 2025 to $9.1 million for the three months ended March 31, 2026. The average balance of our total debt increased from $610.5 million at March 31, 2025 to $760.5 million at March 31, 2026. The weighted average interest rate on our total debt increased from 4.4% at March 31, 2025 to 4.9% at March 31, 2026, respectively.

Changes in Financial Condition

Total investment property increased 1% or $21.4 million during the three months ended March 31, 2026. In addition to adding 121 rental homes, net of 40 rental homes sold, to its communities during the most recent quarter, the Company is preparing sites for additional homes to be added during the year. Occupied rentals increased by 203 rental homes from December 31, 2025 to March 31, 2026. The Company’s occupancy rate on its rental homes portfolio increased 80 basis points and was 94.6% at March 31, 2026 as compared to 93.8% at December 31, 2025.

Marketable securities increased 11% or $2.7 million during the three months ended March 31, 2026 due to the net increase in the fair value.

Land development costs increased 25% or $9.8 million during the three months ended March 31, 2026 due to an increase in expansion projects. Since 2018, the Company has built 1,056 expansion sites in 16 communities. Occupancy levels at these sites are at approximately 54%. Once fully occupied, these sites will contribute to increased community operating income. The Company currently has approximately 1,044 expansion sites in the approval process, including one greenfield development in Coxsackie, NY for approximately 360 sites.

Mortgages payable, net of unamortized debt issuance costs, remained relatively stable during the three months ended March 31, 2026.

Loans payable, net of unamortized debt issuance costs, remained relatively stable during the three months ended March 31, 2026.

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

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, incur other indebtedness, finance and refinance its properties, and/or raise capital through the DRIP and capital markets, including through the Company’s ATM Programs. In order to provide financial flexibility to opportunistically access the capital markets, the Company implemented a September 2024 Common ATM Program which allows the Company to offer and sell shares of the Company’s common stock, having an aggregate sales price of up to $150 million, from time to time through the Distribution Agents. As of March 31, 2026, $44.6 million of common stock remained eligible for sale under the September 2024 Common ATM Program. Additionally, the Company implemented a 2025 Preferred ATM Program which allows the Company to offer and sell shares of the Company’s Series D Preferred Stock having an aggregate sales price of up to $100 million from time to time through B. Riley, as Distribution Agent. As of March 31, 2026, $97.5 million of Series D Preferred Stock remained eligible for sale under the 2025 Preferred ATM Program.

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

The Company continues to strengthen its capital and liquidity positions. During the three months ended March 31, 2026, the Company issued and sold 66,000 shares of Series D Preferred Stock through our 2025 Preferred ATM Program, at a weighted average price of $22.51 per share, generating gross proceeds and net proceeds, after offering expenses, of $1.5 million. During the three months ended March 31, 2026, the Company did not sell any shares of common stock under our September 2024 Common ATM Program.

The Company also raised $2.4 million from the issuance of common stock in the DRIP during the three months ended March 31, 2026, which included dividend reinvestments of $1.1 million. Dividends paid on the common stock for the three months ended March 31, 2026 were $19.1 million, including the $1.1 million reinvested. Dividends paid on the Series D Preferred Stock for the three months ended March 31, 2026 totaled $5.2 million.

Net cash provided by operating activities amounted to $20.8 million and $12.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had cash and cash equivalents of $37.4 million, marketable securities of $26.4 million and $260 million available on our credit facility, with a potential total availability of up to $500 million pursuant to an accordion feature. We also had approximately $128 million available on our revolving lines of credit for the financing of home sales and purchases of inventory and $55 million available on our line of credit secured by rental homes and rental homes leases.

The Company owns a portfolio of 145 manufactured home communities, of which 142 are majority owned and are included in our consolidated operations with the remaining three owned through our joint ventures with Nuveen Real Estate. Of the 142 majority owned communities, 60 are unencumbered. Except for communities in the borrowing base for our unsecured credit facility, these unencumbered communities can be used to raise additional funds. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity. The Company holds a 40% equity interest in the entities formed under its joint ventures with Nuveen, which owns three newly developed communities that are unencumbered.

As of March 31, 2026, the Company had total assets of $1.7 billion and total liabilities of $791.6 million. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of March 31, 2026 was approximately 31% and the Company’s net debt, less securities to total market capitalization as of March 31, 2026 was approximately 30%. As of March 31, 2026, the Company had seven mortgages totaling $49.6 million due within the next 12 months. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic reports filed with the Securities and Exchange Commission. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	changes in the real estate market conditions and general economic conditions;
●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;
●	increased competition in the geographic areas in which we own and operate manufactured housing communities;
●	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;
●	our ability to maintain or increase rental rates and occupancy levels;
●	changes in market rates of interest;
●	inflation and increases in costs, including personnel, insurance and the cost of purchasing manufactured homes;
●	our ability to purchase manufactured homes for rental or sale;
●	our ability to repay debt financing obligations;
●	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;
●	our ability to comply with certain debt covenants;

●	our ability to integrate acquired properties and operations into existing operations;
●	the availability of other debt and equity financing alternatives;
●	continued ability to access the debt or equity markets;
●	the loss of any member of our management team;
●	our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are made in a timely manner in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
●	the ability of manufactured home buyers to obtain financing;
●	the level of repossessions by manufactured home lenders;
●	market conditions affecting our investment securities;
●	changes in federal or state tax rules or regulations that could have adverse tax consequences;
●	our ability to qualify as a real estate investment trust for federal income tax purposes;
●	litigation, judgments or settlements, including costs associated with prosecuting or defending claims and any adverse outcomes;
●	changes in real estate and zoning laws and regulations;
●	legislative or regulatory changes, including changes to laws governing the taxation of REITs;
●	risks and uncertainties related to pandemics or other highly infectious or contagious diseases; and
●	those risks and uncertainties referenced under the heading “Risk Factors” contained in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

(a)	Information Required to be Disclosed in a Report on Form 8-K, but not Reported – None.

(b)	Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board of Directors – None.

(c)	Rule 10b5-1 Plan Adoptions or Modifications – None.

Item 6.	Exhibits

31.1	Certification of Samuel A. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2	Certification of Anna T. Chew, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Samuel A. Landy, President and Chief Executive Officer, and Anna T. Chew, Chief Financial Officer (Furnished herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE:	April 30, 2026	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	April 30, 2026	By	/s/ Anna T. Chew
Anna T. Chew
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

