Form 10-Q
period 2026-06-30
UMH PROPERTIES, INC.
filed 2026-08-05
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of July 31, 2026
Common Stock, $0.10 par value per share	85,385,600

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(in thousands except per share amounts)

- ASSETS -	June 30, 2026 (Unaudited)	December 31, 2025

Investment Property and Equipment
Land	$93,361	$92,824
Site and Land Improvements	1,110,686	1,093,424
Buildings and Improvements	52,583	51,524
Rental Homes and Accessories	664,528	631,618
Total Investment Property	1,921,158	1,869,390
Equipment and Vehicles	37,214	35,889
Total Investment Property and Equipment	1,958,372	1,905,279
Accumulated Depreciation	(567,712)	(533,864)
Net Investment Property and Equipment	1,390,660	1,371,415

Other Assets
Cash and Cash Equivalents	28,622	72,100
Marketable Securities at Fair Value	29,665	23,758
Inventory of Manufactured Homes	41,673	42,370
Notes and Other Receivables, net	110,506	104,587
Prepaid Expenses and Other Assets	16,951	13,778
Land Development Costs	63,447	39,898
Investment in Joint Ventures	31,399	31,130
Total Other Assets	322,263	327,621

TOTAL ASSETS	$1,712,923	$1,699,036

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(in thousands except per share amounts)

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	June 30, 2026 (Unaudited)	December 31, 2025

LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$545,374	$556,129

Other Liabilities:
Accounts Payable	7,911	5,663
Loans Payable, net of unamortized debt issuance costs	65,777	27,696
Series A Bonds, net of unamortized debt issuance costs	102,175	101,751
Series B Bonds, net of unamortized debt issuance costs	76,160	75,651
Accrued Liabilities and Deposits	12,240	14,115
Tenant Security Deposits	11,398	10,835
Total Other Liabilities	275,661	235,711
Total Liabilities	821,035	791,840

Commitments and Contingencies

Shareholders’ Equity:
Series D – 6.375% Cumulative Redeemable Preferred Stock, $0.10 par value per share, 18,700 shares authorized as of June 30, 2026 and December 31, 2025; 13,335 and 12,916 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	333,386	322,899
Common Stock - $0.10 par value per share, 183,714 shares authorized as of June 30, 2026 and December 31, 2025; 85,307 and 84,850 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	8,531	8,485
Excess Stock - $0.10 par value per share, 3,000 shares authorized; no shares issued or outstanding as of June 30, 2026 and December 31, 2025	-0-	-0-
Additional Paid-In Capital	573,810	599,520
Accumulated Deficit	(25,364)	(25,364)
Total UMH Properties, Inc. Shareholders’ Equity	890,363	905,540
Non-Controlling Interest in Consolidated Subsidiaries	1,525	1,656
Total Shareholders’ Equity	891,888	907,196

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,712,923	$1,699,036

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2026 AND 2025

(in thousands except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

INCOME:
Rental and Related Income	$61,086	$56,165	$120,555	$110,739
Sales of Manufactured Homes	10,554	10,478	16,923	17,129
Total Income	71,640	66,643	137,478	127,868

EXPENSES:
Community Operating Expenses	25,258	23,047	50,570	46,076
Cost of Sales of Manufactured Homes	6,807	7,124	10,883	11,469
Selling Expenses	2,337	1,847	4,204	3,462
General and Administrative Expenses	5,520	6,256	10,612	12,255
Depreciation Expense	18,267	15,739	36,243	32,402
Total Expenses	58,189	54,013	112,512	105,664

OTHER INCOME (EXPENSE):
Interest Income	1,963	2,060	4,137	4,323
Dividend Income	301	375	603	749
Loss on Sales of Marketable Securities, net	-0-	-0-	(36,418)	-0-
Increase (Decrease) in Fair Value of Marketable Securities	3,227	(175)	42,310	(1,737)
Other Income	236	252	431	429
Loss on Investment in Joint Ventures	(24)	(133)	(88)	(214)
Interest Expense, including Amortization of Financing Costs	(9,670)	(7,368)	(18,765)	(13,302)
Total Other Income (Expense)	(3,967)	(4,989)	(7,790)	(9,752)

Income before Gain (Loss) on Sales of Investment Property and Equipment	9,484	7,641	17,176	12,452
Gain (Loss) on Sales of Investment Property and Equipment	48	(36)	45	(37)
Net Income	9,532	7,605	17,221	12,415
Preferred Dividends	(5,180)	(5,129)	(10,353)	(10,258)
Loss Attributable to Non-Controlling Interest	67	56	131	104
Net Income Attributable to Common Shareholders	$4,419	$2,532	$6,999	$2,261

Net Income Attributable to Common Shareholders Per Share – Basic and Diluted	$0.05	$0.03	$0.08	$0.03

Weighted Average Common Shares Outstanding:
Basic	85,201	83,974	85,094	83,233
Diluted	85,581	84,779	85,478	84,051

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2026 AND 2025

(in thousands)

	Common Stock		Preferred
	Issued and Outstanding		Stock
	Number	Amount	Series D

Balance December 31, 2025	84,850	$8,485	$322,899

Common Stock Issued with the DRIP	155	16	-0-
Common Stock Issued through Restricted Stock Awards	122	12	-0-
Common Stock Issued through Stock Options	10	1	-0-
Preferred Stock Issued in connection with At-The-Market Offerings, net	-0-	-0-	1,653
Distributions	-0-	-0-	-0-
Stock Compensation	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-

Balance March 31, 2026	85,137	8,514	324,552

Common Stock Issued with the DRIP	159	16	-0-
Common Stock Issued through Restricted Stock Awards	11	1	-0-
Common Stock Issued through Stock Options	-0-	-0-	-0-
Preferred Stock Issued in connection with At-The-Market Offerings, net	-0-	-0-	8,834
Distributions	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-

Balance June 30, 2026	85,307	$8,531	$333,386

Balance December 31, 2024	81,909	$8,191	$320,572

Common Stock Issued with the DRIP	152	16	-0-
Common Stock Issued through Restricted Stock Awards	224	22	-0-
Common Stock Issued through Stock Options	25	2	-0-
Common Stock Issued in connection with At-The-Market Offerings, net	515	52	-0-
Preferred Stock Issued in connection with At-The-Market Offerings, net	-0-	-0-	1,232
Distributions	-0-	-0-	-0-
Stock Compensation	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-

Balance March 31, 2025	82,825	8,283	321,804

Common Stock Issued with the DRIP	136	13	-0-
Common Stock Issued through Restricted Stock Awards	9	1	-0-
Common Stock Issued through Stock Options	10	1	-0-
Common Stock Issued in connection with At-The-Market Offerings, net	1,761	176	-0-
Distributions	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-

Balance June 30, 2025	84,741	$8,474	$321,804

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2026 AND 2025

(in thousands)

	Additional Paid-In	Undistributed Income (Accumulated	Non-Controlling Interest in Consolidated	Total Shareholders’
	Capital	Deficit)	Subsidiary	Equity

Balance December 31, 2025	$599,520	$(25,364)	$1,656	$907,196

Common Stock Issued with the DRIP	2,351	-0-	-0-	2,367
Common Stock Issued through Restricted Stock Awards	(12)	-0-	-0-	-0-
Common Stock Issued through Stock Options	96	-0-	-0-	97
Preferred Stock Issued in connection with At-The-Market Offerings, net	(189)	-0-	-0-	1,464
Distributions	(16,549)	(7,753)	-0-	(24,302)
Stock Compensation Expense	1,523	-0-	-0-	1,523
Net Income (Loss)	-0-	7,753	(64)	7,689

Balance March 31, 2026	586,740	(25,364)	1,592	896,034

Common Stock Issued with the DRIP	2,198	-0-	-0-	2,214
Common Stock Issued through Restricted Stock Awards	(1)	-0-	-0-	-0-
Common Stock Issued through Stock Options	-0-	-0-	-0-	-0-
Preferred Stock Issued in connection with At-The-Market Offerings, net	(1,650)	-0-	-0-	7,184
Distributions	(14,750)	(9,599)	-0-	(24,349)
Stock Compensation Expense	1,273	-0-	-0-	1,273
Net Income (Loss)	-0-	9,599	(67)	9,532

Balance June 30, 2026	$573,810	$(25,364)	$1,525	$891,888

Balance December 31, 2024	$610,630	$(25,364)	$1,880	$915,909

Common Stock Issued with the DRIP	2,596	-0-	-0-	2,612
Common Stock Issued through Restricted Stock Awards	(22)	-0-	-0-	-0-
Common Stock Issued through Stock Options	352	-0-	-0-	354
Common Stock Issued in connection with At-The-Market Offerings, net	9,185	-0-	-0-	9,237
Preferred Stock Issued in connection with At-The-Market Offerings, net	(250)	-0-	-0-	982
Distributions	(18,000)	(4,858)	-0-	(22,858)
Stock Compensation Expense	3,149	-0-	-0-	3,149
Net Income (Loss)	-0-	4,858	(48)	4,810

Balance March 31, 2025	607,640	(25,364)	1,832	914,195

Common Stock Issued with the DRIP	2,192	-0-	-0-	2,205
Common Stock Issued through Restricted Stock Awards	(1)	-0-	-0-	-0-
Common Stock Issued through Stock Options	136	-0-	-0-	137
Common Stock Issued in connection with At-The-Market Offerings, net	30,152	-0-	-0-	30,328
Distributions	(16,402)	(7,661)	-0-	(24,063)
Stock Compensation Expense	3,351	-0-	-0-	3,351
Net Income (Loss)	-0-	7,661	(56)	7,605

Balance June 30, 2025	$627,068	$(25,364)	$1,776	$933,758

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED

JUNE 30, 2026 AND 2025

(in thousands)

	SIX MONTHS ENDED
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$17,221	$12,415
Non-Cash items included in Net Income:
Depreciation	36,243	32,402
Amortization of Financing Costs	2,063	1,246
Stock Compensation Expense	2,124	3,619
Provision for Uncollectible Notes and Other Receivables	976	845
Loss on Sales of Marketable Securities, net	36,418	-0-
(Increase) Decrease in Fair Value of Marketable Securities	(42,310)	1,737
(Gain) Loss on Sales of Investment Property and Equipment	(45)	37
Loss on Investment in Joint Ventures	281	410
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	697	(3,706)
Notes and Other Receivables	(6,895)	(6,816)
Prepaid Expenses and Other Assets	(2,077)	(3,002)
Accounts Payable	2,248	548
Accrued Liabilities and Deposits	(1,875)	(2,966)
Tenant Security Deposits	563	426
Net Cash Provided by Operating Activities	45,632	37,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	-0-	(25,367)
Purchase of Investment Property and Equipment	(57,908)	(50,494)
Proceeds from Sales of Investment Property and Equipment	2,465	2,072
Additions to Land Development Costs	(22,877)	(25,308)
Purchase of Marketable Securities through automatic reinvestments	(15)	(13)
Investment in Joint Ventures	(551)	(1,538)
Net Cash Used in Investing Activities	(78,886)	(100,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	-0-	101,392
Net Proceeds (Payments) from Short-Term Borrowings	39,407	(928)
Principal Payments of Mortgages and Loans	(11,257)	(55,194)
Financing Costs on Debt	(1,953)	(2,079)
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	8,648	982
Proceeds from At-The-Market Common Equity Program, net of offering costs	-0-	39,565
Proceeds from Issuance of Common Stock in the DRIP, net of dividend reinvestments	2,611	3,131
Proceeds from Exercise of Stock Options	97	491
Preferred Dividends Paid	(10,353)	(10,258)
Common Dividends Paid, net of dividend reinvestments	(36,328)	(34,977)
Net Cash (Used In) Provided by Financing Activities	(9,128)	42,125

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(42,382)	(21,328)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	80,926	108,811
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$38,544	$87,483

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, and its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. As of June 30, 2026, the Company operated a portfolio of 145 manufactured home communities, of which 142 are majority owned and are included in our consolidated operations with the remaining three owned through our joint ventures with Nuveen Real Estate, in which the Company has a 40% interest. Of the 142 majority owned communities, 140 are owned 100% by the Company with the remaining two owned by the Company’s Opportunity Zone Fund, in which the Company has a 77% interest. The Company’s portfolio of 145 communities contains approximately 27,100 developed homesites, of which 11,200 contain rental homes that are leased to residents. These 145 communities are located in twelve states consisting of New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia.

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

The primary focus of our business is the ownership and operation of our manufactured home communities, leasing of manufactured homesites to residents. The sale of homes is integrated with our leasing of these manufactured homes and homesites. Sales of homes are necessary to maintain and increase occupancy at our communities. We primarily purchase homes to fill vacant sites in the communities. These homes are either rented or sold, based on the needs of the potential residents.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

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

Segment Reporting

The Company reports segment information in accordance with ASC Topic 280, Segment Information (“ASC 280”). ASC 280 requires companies to report financial and descriptive information for each identified operating segment based on management’s internal organizational decision-making structure. Management has determined that the Company has one single reportable segment based on its method of internal reporting in addition to its allocation of capital and resources. The primary focus of our business is the ownership and operation of our manufactured home communities, leasing of manufactured homesites and manufactured homes in our communities to residents. The sales of homes are integrated with the leasing of these manufactured homes and homesites. Sales of homes are necessary to maintain and increase occupancy at our communities. These leasing activities generate rental revenues and incur operating expenses. As each of the Company’s assets has similar economic characteristics, the assets have been aggregated into one reportable segment. The accounting policies for the reportable segment are the same as those described in Note 2 – Summary of Significant Accounting Policies included in our in our annual report on Form 10-K for the year ended December 31, 2025. Our Chief Executive Officer, with the assistance of our Chief Operating Officer, is the Company’s Chief Operating Decision Maker (“CODM”). The CODM is provided with consolidated financial statements to assess segment performance and decide how to allocate resources based on consolidated net income, which is reported on the Consolidated Statements of Income (Loss). The measure of segment assets is reported on the Consolidated Balance Sheets as Total Assets. Total expenditures for additions to segment long-lived assets are consistent with the amounts presented in the accompanying Consolidated Statements of Cash Flows. The CODM reviews net income on an individual asset level and on a consolidated level and uses this information to monitor actual results, evaluate returns on assets and determine how to reinvest profits. The revenue, costs and expenses, and net income for the reportable segment are the same as those presented on the Consolidated Statements of Income (Loss). We report our results of operations consistent with the manner in which the CODM reviews the business to assess performance and allocate resources.

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

The Company is the lessee in other arrangements, primarily for our corporate office and a ground lease at one community expiring in April 2099, with an option to extend for another 99-year term. As of June 30, 2026 and December 31, 2025, the right-of-use assets and corresponding lease liabilities of $2.4 million and $2.7 million, respectively, are included in prepaid expenses and other assets and accrued liabilities and deposits on the consolidated balance sheets.

Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

Year	Amount
2026	$210
2027	204
2028	111
2029	111
2030	111
Thereafter	18,558

Total Lease Payments	$19,305

The weighted average remaining lease term for these leases, including renewal options, is 170 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%.

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

The following table presents beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	6/30/26	12/31/25	6/30/25	12/31/24

Cash and Cash Equivalents	$28,622	$72,100	$79,235	$99,720
Restricted Cash	9,922	8,826	8,248	9,091
Cash, Cash Equivalents And Restricted Cash	$38,544	$80,926	$87,483	$108,811

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

Notes Receivables

The Company accounts for its receivables in accordance with ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As of June 30, 2026 and December 31, 2025, the Company had notes receivable of $106.3 million and $100.0 million, net of the fair value adjustment of $1.6 million and $1.5 million, respectively. Notes receivables are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

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

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic Net Income (Loss) per Share is calculated by dividing Net Income (Loss) by the weighted average shares outstanding for the period. Diluted Net Income (Loss) per Share is calculated by dividing Net Income (Loss), less Income (Loss) Attributable to Non-Controlling Interest by the weighted average number of common shares outstanding, and when dilutive, the potential net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. In periods with a net loss, the diluted loss per share equals the basic loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

For the three and six months ended June 30, 2026, common stock equivalents resulting from employee stock options to purchase 6.9 million shares of common stock amounted to 380,000 shares and 384,000 shares, respectively, which were included in the computation of Diluted Net Income per Share. For the three and six months ended June 30, 2025, common stock equivalents resulting from employee stock options to purchase 6.3 million shares of common stock amounted to 805,000 shares and 818,000 shares, respectively, which were included in the computation of Diluted Net Income per Share.

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities consist primarily of marketable common and preferred stock of other REITs with a fair value of $29.7 million as of June 30, 2026, which represents 1.3% of undepreciated assets (total assets excluding accumulated depreciation). Other than purchasing marketable equity securities through automatic dividend reinvestments, the Company has not made any purchases of REIT securities during the six months ended June 30, 2026 and the Company does not intend to increase its investment in the REIT securities portfolio. The REIT securities portfolio provides the Company with additional diversification, liquidity and income.

For the six months ended June 30, 2026, the Company had a net gain of $5.9 million on our securities portfolio consisting of an increase in fair value of marketable securities of $42.3 million partially offset by a loss on sales of marketable securities of $36.4 million. As of June 30, 2026, the Company had total net unrealized gains of $1.5 million in its REIT securities portfolio. The Company held six securities that had unrealized losses as of June 30, 2026.

NOTE 4 – INVESTMENT IN JOINT VENTURES

In December 2021, the Company and Nuveen Real Estate (“Nuveen” or “Nuveen Real Estate”), established a joint venture for the purpose of acquiring manufactured housing and/or recreational vehicle communities that are under development and/or newly developed and meet certain other investment guidelines. The terms of the initial joint venture entity were set forth in a Limited Liability Company Agreement dated as of December 8, 2021 (the “2021 LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen. The 2021 LLC Agreement provided for the parties to initially fund up to $70 million of equity capital for acquisitions during a 24-month commitment period, with Nuveen having the option, subject to certain conditions, to elect to increase the parties’ total commitments by up to an additional $100 million and to extend the commitment period for up to an additional four years. The 2021 LLC Agreement called for committed capital to be funded 60% by Nuveen and 40% by the Company on a parity basis. The Company serves as managing member of the joint venture entity and is responsible for day-to-day operations of the joint venture entity and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management, asset management and other fees from the joint venture entity. In addition, once each member has recouped its invested capital and received a 7.5% net unlevered internal rate of return, 80% of distributable cash will be allocated pro rata in accordance with the members’ respective percentage interests and the Company and Nuveen will receive a promote percentage equal to 70% (in the case of the Company) and 30% (in the case of Nuveen) of the remaining 20% of distributable cash. After seven years, the Company may elect to consummate the crystallization of the promote.

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

On June 26, 2026, UMH and Nuveen entered into an amendment (the “First Amendment”) to the 2021 LLC Agreement. Under the terms of the First Amendment, if Nuveen chooses not to contribute additional capital to fund additional home acquisitions, UMH can continue to fund the 2021 joint venture, thus increasing UMH’s ownership percentage and decreasing Nuveen’s ownership percentage. However, UMH’s unilateral contributions to the 2021 joint venture cannot exceed an amount that would dilute Nuveen’s ownership below 40%. In addition, any time after December 31, 2027 (or earlier if UMH violates certain requirements of the 2021 LLC Agreement or experiences a “Change in Control”), Nuveen will have the right to require UMH to purchase Nuveen’s interest in the 2021 joint venture for cash in an amount equal to Nuveen’s total capital contributions to the 2021 joint venture. As of June 30, 2026, Nuveen’s 60% contributions into the 2021 joint venture totaled $41.7 million.

In November 2023, the Company expanded its relationship with Nuveen Real Estate and formed a second joint venture entity with Nuveen. The new joint venture entity was established to, directly or through one or more subsidiaries, identify, source, originate, acquire, hold, operate, sell, lease, mortgage, maintain, own, manage, finance, refinance, reposition, improve, renovate, develop, redevelop, pledge, hedge, exchange, and otherwise deal in and with the rental of manufactured housing and/or recreational vehicle communities that meet other investment guidelines. The terms of the new joint venture entity are set forth in a Limited Liability Company Agreement dated as of November 29, 2023 (the “2023 LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen. The Company serves as managing member of this new joint venture entity and is responsible for day-to-day operations of the joint venture entity and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management oversight, development and other fees from the joint venture entity. Sixty-one acres of land located in Honey Brook, Pennsylvania, previously owned by the Company, with a carrying value cost basis of $3.8 million, was contributed to the new joint venture entity. The Company was reimbursed by Nuveen for 60% of the carrying value of this land. This new joint venture entity is focused on the development and operation of a new manufactured housing community on this property. The community contains 113 manufactured home sites situated on approximately 61 acres. This community, named Honey Ridge, opened for occupancy in June 2025 and currently has 32 homes on-site of which 20 have been sold.

References in this report to the Company’s joint venture relationships with Nuveen are intended to refer to its ongoing relationships with Nuveen.

The Company accounts for its joint ventures with Nuveen Real Estate under the equity method of accounting in accordance with ASC 323, “Investments – Equity Method and Joint Ventures”.

NOTE 5 – OPPORTUNITY ZONE FUND

In July 2022, the Company invested $8.0 million, representing a portion of the capital gain the Company recognized as a result of the Monmouth Real Estate Investment Corporation merger, in the UMH OZ Fund, LLC (“OZ Fund”), a new entity formed by the Company. The OZ Fund was created to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits. UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors when earned and realized (subject to first returning investor capital with a 5% preferred return). UMH will have a right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. On August 10, 2022, the Company, through the OZ Fund, acquired Garden View Estates, located in Orangeburg, South Carolina, for approximately $5.2 million. On January 19, 2023, the Company, through the OZ Fund, acquired Mighty Oak, located in Albany, Georgia, for approximately $3.7 million. As of June 30, 2026, the Company’s investment in the OZ Fund represented 77% of the total capital contributed to the OZ Fund and is consolidated in the Company’s Consolidated Financial Statements. Other investors in the OZ Fund include unrelated investors, as well as certain officers, directors and employees of the Company, who invested on the same terms as other investors.

NOTE 6 – LOANS AND MORTGAGES PAYABLE AND OTHER LONG-TERM INDEBTEDNESS

Loans Payable

The following is a summary of our loans payable as of June 30, 2026 and December 31, 2025 (in thousands):

		6/30/26		12/31/25
		Amount	Rate	Amount	Rate

Margin loan	(1)	$-0-	N/A	$229	5.25%
Unsecured line of credit	(2)	40,000	4.92%	-0-	N/A
Floorplan inventory financing	(3)	4,882	7.23%	4,899	7.53%
FirstBank rental home loan	(4)	22,965	6.15%	23,336	6.15%
FirstBank rental home line of credit	(5)	-0-	N/A	-0-	N/A
Triad rental home loan	(6)	-0-	N/A	-0-	N/A
OceanFirst notes receivable financing	(7)	-0-	N/A	-0-	N/A
Total Loans Payable		67,847	5.50%	28,464	6.38%
Unamortized debt issuance costs		(2,070)		(768)
Loans Payable, net of unamortized debt issuance costs		$65,777	5.68%	$27,696	6.56%

(1)	Collateralized by the Company’s securities portfolio and is due on demand. The Company must maintain a coverage ratio of approximately 2 times.

(2)	Represents an unsecured revolving credit facility syndicated with three banks, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A. and Wells Fargo, N.A. For information about this credit facility, as it was amended as of May 7, 2026, see “Unsecured Line of Credit” below.

(3)	Represents revolving credit agreements totaling $98.5 million with 21st Mortgage Corporation (“21st Mortgage”), Customers Bank, Northpoint Commercial Finance and Triad Financial Services (“Triad”) to finance inventory purchases. Interest rates on these agreements range from zero percent for $277,000 of the amount drawn down and prime minus 0.75% to SOFR plus 4% for the remaining interest-bearing portion of the amount drawn down. Subsequent to quarter end, the Company paid off the interest-bearing portion of this balance.

(4)	Represents a term loan secured by rental homes and rental home leases, with a fixed interest rate of 6.15% and a maturity date of May 10, 2028.

(5)	Represents a $25 million revolving line of credit secured by rental homes and their leases of which $11 million is secured by rental homes located within the OZ Fund’s communities with $14 million having a maturity date of May 10, 2028 and $11 million having a maturity date of November 7, 2026 with a one-year extension option, both with an interest rate of prime less 0.50%.

(6)	Represents a $30 million revolving line of credit secured by rental homes and rental home leases, with an interest rate of prime plus 0.25%, with a minimum of 5%.

(7)	Represents a $35 million revolving line of credit secured by eligible notes receivable, with an interest rate of prime with a floor of 4.75%.

Unsecured Line of Credit

On May 7, 2026, we entered into a Third Amended and Restated Credit Agreement (the “Amendment”) to expand and extend our existing unsecured revolving credit facility (the “Facility”). The Facility is syndicated with three banks, BMO Capital Markets Corp. (“BMO”), JPMorgan Chase Bank, N.A. (“JPMorgan”) and Wells Fargo Bank, N.A. (“Wells Fargo”) as joint lead arrangers and joint book runners, with BMO Bank, N.A. as administrative agent. The Facility provides for $260 million in available borrowings with a $340 million accordion feature, bringing the total potential availability up to $600 million, subject to certain conditions including obtaining commitments from additional lenders. The Amendment also extends the maturity date of the Facility from November 7, 2026 to May 7, 2030, with a further one-year extension available at our option, subject to certain conditions including payment of an extension fee. Availability under the amended Facility is limited to 60% of the value of a pool of unencumbered communities owned 100% by us. The value of these unencumbered communities increased through the reduction of the capitalization rate from 6.5% to now 6.0% applied to the Net Operating Income (“NOI”) generated by these unencumbered communities. Interest is based on the Company’s overall leverage ratio and has been reduced by approximately 35 to 40 basis points, depending on the Company’s overall leverage ratio, and is now equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.30% to 1.90%, or BMO’s prime lending rate plus 0.30% to 0.90%.

Series A Bonds

On February 6, 2022, the Company issued $102.7 million of its new 4.72% Series A Bonds due 2027, or the 2027 Bonds, in an offering to investors in Israel. The Company received $98.7 million, net of offering expenses. The 2027 Bonds are unsecured obligations of the Company denominated in New Israeli Shekels (NIS) and were issued pursuant to a Deed of Trust dated January 31, 2022 between the Company and Reznik Paz Nevo Trusts Ltd., an Israeli trust company, as trustee. The 2027 Bonds pay interest at a rate of 4.72% per year. Interest on the 2027 Bonds is payable semi-annually on August 31, 2022, and on February 28 and August 31 of the years 2023-2026 (inclusive) and on the final maturity date of February 28, 2027. The principal and interest will be linked to the U.S. Dollar. In the event of a future downgrade by two or more notches in the rating of the 2027 Bonds or a failure by the Company to comply with certain covenants in the Deed of Trust, the interest rate on the 2027 Bonds will be subject to increase. However, any such increases, in the aggregate, would not exceed 1.25% per annum. As of June 30, 2026, the Company is in compliance with these covenants.

Under the Deed of Trust, the Company has the right to redeem the 2027 Bonds, in whole or in part, at any time on or after 60 days from February 9, 2022, the date on which the 2027 Bonds were listed for trading on the Tel Aviv Stock Exchange (the “TASE”). Any such voluntary early redemption by the Company will require payment of the applicable early redemption amount calculated in accordance with the Deed of Trust. The Company does not intend to redeem the 2027 Bonds prior to maturity. Upon the occurrence of an event of default or certain other events, including a delisting of the 2027 Bonds by the TASE, the Company may be required to effect an early repayment or redemption of all or a portion of the 2027 Bonds at their par value, plus accrued and unpaid interest. The Deed of Trust permits the Company, subject to certain conditions, to issue additional 2027 Bonds without obtaining approval of the holders of the 2027 Bonds.

The 2027 Bonds are general unsecured obligations of the Company and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness. The Deed of Trust includes certain customary covenants, including financial covenants requiring the Company to maintain certain ratios of debt to net operating income, to shareholders’ equity and to earnings, and customary events of default. The 2027 Bonds and the Series A Deed of Trust are in the Hebrew language and are governed by the laws of the State of Israel. The 2027 Bonds were offered solely to investors outside the United States and were not offered to, or for the account or benefit of, U.S. Persons (as defined in Regulation S under the Securities Act of 1933).

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

Principal of the Series B Bonds will be payable on June 30, 2030. The Company will pay interest on the Series B Bonds at a rate of 5.85% per annum, payable semi-annually on June 30 and December 31 of each year, beginning December 31, 2025 and continuing through the maturity date. Payments of principal and interest will be made in NIS and will be adjusted for changes in the exchange rate of the U.S. Dollar to the NIS as of each payment date. In the event of any future downgrade by two or more notches in the rating of the Series B Bonds (or if the Series B Bonds cease to be rated due to a failure by the Company to comply with certain reporting and other obligations under the Series B Deed of Trust), the interest rate on the Series B Bonds will be subject to increase by up to 1.25% per annum. In addition, the interest rate on the Series B Bonds will be subject to increase by up to 0.5% per annum upon any failure by the Company to comply with certain financial covenants in the Series B Deed of Trust. The maximum aggregate additional interest payable on the Series B Bonds as a result of any such downgrades (or cessation of rating) and/or any such failures to comply with financial covenants would not exceed a rate of 1.5% per annum. Following any such increase in the interest rate, in the event of a subsequent upgrade or reinstatement of rating and/or compliance with such financial covenants, the interest rate will be reduced. As of June 30, 2026, the Company is in compliance with these covenants.

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

Under the Series B Deed of Trust, the Company has the right to redeem the Series B Bonds, in whole or in part, at any time on or after 60 days from July 22, 2025, the date on which the Series B Bonds were listed for trading on the Tel Aviv Stock Exchange. The Company does not intend to redeem the Series B Bonds prior to its 2030 maturity.

The Series B Bonds and the Series B Deed of Trust are in the Hebrew language and are governed by the laws of the State of Israel. The Series B Bonds were offered solely to investors outside the United States and were not offered to, or for the account or benefit of, U.S. Persons (as defined in Regulation S under the Securities Act).

Mortgages Payable

The following is a summary of our mortgages payable as of June 30, 2026 and December 31, 2025 (in thousands):

	6/30/2026		12/31/2025
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Fixed rate mortgages	$550,863	4.75%	$562,095	4.73%
Unamortized debt issuance costs	(5,489)		(5,966)
Mortgages Payable, net of unamortized debt issuance costs	$545,374	4.80%	$556,129	4.78%

On May 29, 2026, the Company paid off two mortgages totaling approximately $6.7 million.

As of June 30, 2026 and December 31, 2025, the weighted average loan maturity of mortgages payable was 5.7 years and 6.1 years, respectively.

NOTE 7 – SHAREHOLDERS’ EQUITY

Common Stock

On June 15, 2026, the Company paid total cash dividends of $19.2 million or $0.225 per share to common shareholders of record as of the close of business on May 15, 2026, of which $909,000 was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). On July 1, 2026, the Company declared a dividend of $0.225 per share to be paid September 15, 2026 to common shareholders of record as of the close of business on August 17, 2026.

During the six months ended June 30, 2026, the Company received, including dividends reinvested of $2.0 million, a total of $4.6 million from its DRIP. There were 314,000 shares issued under the DRIP during this period.

On September 22, 2025 the Board of Directors increased our common stock Repurchase Program (the “Repurchase Program”) so that the Company is authorized to repurchase up to $100 million, in the aggregate, of the Company’s common stock. Purchases under the Repurchase Program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. For the six months ended June 30, 2026, the Company did not repurchase any shares of its common stock.

Common Stock At-The-Market Sales Programs

On September 16, 2024, the Company terminated the use of its successful then-existing at-the-market sale program for its common stock and entered into a new equity distribution agreement (“September 2024 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, B. Riley Securities, Inc. and Compass Point Research & Trading, LLC, as Distribution Agents, under which the Company may offer and sell shares of the Company’s common stock, $0.10 par value per share, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of common stock under the Distribution Agreement for the September 2024 Common ATM Program will be in “at-the-market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents are not required to sell any specific number or dollar amount of securities, but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. For the six months ended June 30, 2026, the Company did not sell any shares of our common stock under the September 2024 Common ATM Program. Furthermore, the Company has not sold any shares under the September 2024 Common ATM Program since September 2025.

In order to continue the September 2024 Common ATM Program, on May 11, 2026, in connection with the Company’s filing of a new Registration Statement on Form S-3 with the Securities and Exchange Commission, the Company issued and filed with the Securities and Exchange Commission an updated prospectus for the September 2024 Common ATM Program and entered into an amendment to the Distribution Agreement with the Distribution Agents.

As of June 30, 2026, $44.6 million of common stock remained eligible for sale under the September 2024 Common ATM Program.

6.375% Series D Cumulative Redeemable Preferred Stock

On June 15, 2026, the Company paid $5.2 million in dividends or $0.3984375 per share for the period from March 1, 2026 through May 31, 2026 to holders of record as of the close of business on May 15, 2026 of our 6.375% Series D Cumulative Redeemable Preferred Stock, $0.10 par value per share, Liquidation Preference $25.00 per share (“Series D Preferred Stock”). Dividends on our Series D Preferred Stock are cumulative and payable quarterly at an annual rate of $1.59375 per share.

On July 1, 2026, the Company declared a dividend of $0.3984375 per share for the period from June 1, 2026 through August 31, 2026 to be paid on September 15, 2026 to Series D Preferred shareholders of record as of the close of business on August 17, 2026.

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

In order to continue the 2025 Preferred ATM Program, on May 11, 2026, in connection with the Company’s filing of a new Registration Statement on Form S-3 with the Securities and Exchange Commission, the Company issued and filed with the Securities and Exchange Commission an updated prospectus for the 2025 Preferred ATM Program and amended and restated its existing at-market issuance sales agreement with B. Riley Securities, Inc. to add Cantor Fitzgerald & Co. and Maxim Group LLC as additional Distribution Agents (each, a “Distribution Agent” and, together with B. Riley, collectively, the “Distribution Agents”). The Distribution Agents are not required to sell any specific number or dollar amount of securities but will use their commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company.

For the six months ended June 30, 2026, the Company issued and sold 419,000 shares of its Series D Preferred Stock under the 2025 Preferred ATM Program at a weighted average price of $21.75 per share, generating gross proceeds of $9.1 million and net proceeds of $8.6 million, after offering expenses.

As of June 30, 2026, $89.9 million of Preferred Stock remained eligible for sale under the 2025 Preferred ATM Program.

NOTE 8 – STOCK BASED COMPENSATION

The Company accounts for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $1.3 million and $2.8 million, of which $301,000 and $672,000 were capitalized, have been recognized for the three and six months ended June 30, 2026, respectively. Compensation costs of $3.4 million and $6.5 million, of which $1.5 million and $2.9 million were capitalized, have been recognized for the three and six months ended June 30, 2025, respectively.

On January 21, 2026, the Company awarded a total of 28,000 shares of restricted stock to six employees under the Company’s 2023 Equity Incentive Award Plan (the “2023 Plan”). The grant date fair value of these restricted stock grants was approximately $452,000. These grants vest ratably over 5 years.

On January 21, 2026, the Company awarded a total of 10,980 shares of common stock to nine members of our Board of Directors in payment of directors fees. The grant date fair value of these awards was approximately $177,000.

On January 21, 2026, the Company granted options to purchase 108,000 shares of common stock to nine members of our Board of Directors under the Company’s 2023 Plan. The grant date fair value of these options amounted to approximately $308,000. These grants vest ratably over five years.

On January 30, 2026, the Company also awarded a total of 69,844 shares of restricted stock to four employees, pursuant to their employment agreements. The grant date fair value of these restricted stock grants was approximately $1.1 million. These grants vest ratably over three years.

On March 24, 2026, the Company awarded a total of 12,429 shares of common stock to nine members of our Board of Directors in payment of directors fees. The grant date fair value of these awards was approximately $177,000.

On June 2, 2026, the Company granted options to purchase 579,000 shares of common stock to sixty employees under the Company’s 2023 Plan. The grant date fair value of these options amounted to approximately $1.5 million. These grants vest ratably over five years.

On June 10, 2026, the Company awarded a total of 11,556 shares of common stock to nine members of our Board of Directors in payment of directors fees. The grant date fair value of these awards was approximately $177,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the six months ended June 30, 2026:

2026

Dividend yield	5.60%
Expected volatility	27.32%
Risk-free interest rate	4.43%
Expected lives	10
Estimated forfeitures	-0-

During the six months ended June 30, 2026, one participant in the Company’s equity incentive plans exercised options to purchase a total of 10,000 shares of common stock at a exercise price of $9.70 per share for total proceeds of $97,000. The intrinsic value of options exercised was approximately $54,000.

As of June 30, 2026, there were options outstanding under the Company’s equity incentive plans to purchase 6.9 million shares, with an aggregate intrinsic value of $5.3 million. There were 1.2 million shares available for grant under the 2023 Plan.

NOTE 9 – FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2026:
Marketable Securities - Preferred stock	$673	$673	$-0-	$-0-
Marketable Securities - Common stock	28,992	28,992	-0-	-0-
Total	$29,665	$29,665	$-0-	$-0-

As of December 31, 2025:
Marketable Securities - Preferred stock	$633	$633	$-0-	$-0-
Marketable Securities - Common stock	23,125	23,125	-0-	-0-
Total	$23,758	$23,758	$-0-	$-0-

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

The fair value of cash and cash equivalents and notes receivable approximate their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of June 30, 2026, the estimated fair value of fixed rate mortgages payable amounted to $547.2 million and the carrying value of fixed rate mortgages payable amounted to $550.9 million.

NOTE 10 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

The Company had an agreement with 21st Mortgage under which 21st Mortgage provided financing for home purchasers in the Company’s communities. The Company did not receive referral fees or other cash compensation under the agreement. If 21st Mortgage made loans to purchasers and those purchasers defaulted on their loans and 21st Mortgage repossessed the homes securing such loans, the Company agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. As of June 30, 2026, the total loan balance under this agreement was approximately $1.8 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of June 30, 2026, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $375,000. This program was terminated on June 22, 2023. The Company’s repurchase obligations for the outstanding loans that were originated by 21st Mortgage remain in effect.

The Company entered into a Manufactured Home Retailer Agreement (the “MHRA”) with 21st Mortgage on January 24, 2023, under which 21st Mortgage provides financing for home purchasers in the Company’s communities. 21st Mortgage has no recourse against the Company under the MHRA except in instances where the Customer defaults before two scheduled monthly payments are paid by the purchaser and the default is based on any dispute between S&F and the purchaser surrounding the terms or execution of the purchase and sale of the home. Upon such a default, S&F is to take assignment of the loan from 21st Mortgage for the unpaid principal balance plus accrued interest. As of June 30, 2026, no loans have been originated under the MHRA.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. If the loan is approved under the COP Program, then it is originated by Triad, purchased by S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $105.0 million of loans that the Company acquired under the COP Program as of June 30, 2026.

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

In 2023, the Company and Nuveen formed a second joint venture entity, governed by a new Limited Liability Company Agreement dated as of November 29, 2023 (the “2023 LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen, focused on the development and operation of a new manufactured housing community located in Honey Brook, Pennsylvania. The community contains 113 manufactured home sites situated on approximately 61 acres. This community, named Honey Ridge, opened for occupancy in June 2025. As with the 2021 LLC Agreement, capital contributions to the joint venture entity formed under the 2023 LLC Agreement for this project are funded 60% by Nuveen and 40% by the Company on a parity basis and the other terms (including restrictions on the Company’s right to acquire manufacturing housing communities that meet the 2023 LLC Agreement’s investment guidelines without first offering Nuveen an opportunity to participate in the acquisition) are similar to those set forth in the 2021 LLC Agreement.

On June 26, 2026, UMH and Nuveen entered into a First Amendment to the 2021 LLC Agreement. Under the terms of the First Amendment, if Nuveen chooses not to contribute additional capital to fund additional home acquisitions, UMH can continue to fund the 2021 joint venture, thus increasing UMH’s ownership percentage and decreasing Nuveen’s ownership percentage. However, UMH’s unilateral contributions to the 2021 joint venture cannot exceed an amount that would dilute Nuveen’s ownership below 40%. In addition, any time after December 31, 2027 (or earlier if UMH violates certain requirements of the 2021 LLC Agreement or experiences a “Change in Control”), Nuveen will have the right to require UMH to purchase Nuveen’s interest in the 2021 joint venture for cash in an amount equal to Nuveen’s total capital contributions to the 2021 joint venture. As of June 30, 2026, Nuveen’s 60% contributions into the 2021 joint venture totaled $41.7 million (See Note 4).

NOTE 11– SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2026 and 2025 was $19.7 million and $14.1 million, respectively. Interest cost capitalized to land development was $2.9 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026 and 2025, stock compensation of $672,000 and $2.9 million, respectively, was capitalized to land development.

During the six months ended June 30, 2026 and 2025, compensation for payroll and related benefits of $2.5 million and $2.4 million, respectively, was capitalized to land development.

During the six months ended June 30, 2026 and 2025, the Company had Dividend Reinvestments of $2.0 million and $1.7 million, respectively, which required no cash transfers.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

Since July 1, 2026, the Company issued and sold an additional 30,000 shares of its Preferred Stock under the 2025 Preferred ATM Program at a weighted average price of $22.04 per share, net proceeds of $651,000, after offering expenses. As of August 5, 2026, $89.2 million of Preferred Stock remained eligible for sale under the 2025 Preferred ATM Program.

On July 27, 2026, the Company drew down $10 million on its unsecured line of credit.

Subsequent to June 30, 2026, the Company paid down its interest-bearing portion of its June 30, 2026 outstanding balance of $4.6 million on its floorplan inventory financing revolving lines of credit, which had a weighted average interest rate of 7.23%.

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

	Three Months Ended		Six Months Ended
	6/30/26	6/30/25	6/30/26	6/30/25

Rental and Related Income	$61,086	$56,492	$120,555	$111,818
Community Operating Expenses	25,258	23,282	50,570	46,671
Net Income Attributable to Common Shareholders	4,419	2,284	6,999	1,631
Net Income Attributable to Common Shareholders Per Share – Basic and Diluted	$0.05	$0.03	$0.08	$0.02

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2026, the Company operated a portfolio of 145 manufactured home communities, of which 142 are majority owned and are included in our consolidated operations with the remaining three owned through our joint ventures with Nuveen Real Estate in which the Company has a 40% interest. One of these joint ventures owns two communities in Florida (Sebring Square and Rum Runner) and one joint venture owns one community in Pennsylvania (Honey Ridge). Of the 142 majority owned communities, 140 are owned 100% by the Company with the remaining two owned by the Company’s Opportunity Zone Fund, in which the Company has a 77% interest. The Company’s portfolio of 145 communities contains approximately 27,100 developed homesites, of which 11,200 contain rental homes that are leased to residents. These 145 communities are located in twelve states consisting of New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia. In addition, the Company has over 1,000 self-storage units that are available for leasing by residents. UMH has continued to execute our growth strategy of purchasing well-located communities in our target markets, including the energy-rich Marcellus and Utica Shale regions.

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

The primary focus of our business is the operation of our manufactured home communities, leasing of manufactured homesites and manufactured homes in our communities to residents. The sales of homes are integrated with the leasing of these manufactured homes and homesites. The Company reports segment information in accordance with ASC Topic 280, Segment Information (“ASC 280”). ASC 280 requires companies to report financial and descriptive information for each identified operating segment based on management’s internal organizational decision-making structure. Management has determined that the Company has one single reportable segment based on its method of internal reporting in addition to its allocation of capital and resources. The primary focus of our business is the ownership and operation of our manufactured home communities, leasing of manufactured homesites and manufactured homes in our communities to residents. The sales of homes are integrated with the leasing of these manufactured homes and homesites. Sales of homes are necessary to maintain and increase occupancy at our communities. These leasing activities generate rental revenues and incur operating expenses. As each of the Company’s assets has similar economic characteristics, the assets have been aggregated into one reportable segment. The accounting policies for the reportable segment are the same as those described in Note 2 – Summary of Significant Accounting Policies included in our annual report on Form 10-K for the year ended December 31, 2025. Our Chief Executive Officer, with the assistance of our Chief Operating Officer, is the Company’s Chief Operating Decision Maker (“CODM”). The CODM is provided with consolidated financial statements to assess segment performance and decide how to allocate resources based on consolidated net income, which is reported on the Consolidated Statements of Income (Loss). The measure of segment assets is reported on the Consolidated Balance Sheets as Total Assets. Total expenditures for additions to segment long-lived assets are consistent with the amounts presented in the accompanying Consolidated Statements of Cash Flows. The CODM reviews net income on an individual asset level and on a consolidated level and uses this information to monitor actual results, evaluate returns on assets and determine how to reinvest profits. The revenue, costs and expenses, and net income for the reportable segment are the same as those presented on the Consolidated Statements of Income (Loss). We report our results of operations consistent with the manner in which the CODM reviews the business to assess performance and allocate resources.

The Company believes that its capital structure, which allows for the ownership of assets using a balanced combination of equity obtained through the issuance of common stock, preferred stock and debt, will enhance shareholder returns as the properties appreciate over time.

The Company intends to continue to increase its real estate investments and investments in expansions. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three and six months ended June 30, 2026, rental and related income increased 9% from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 8%. Same property NOI, which includes communities owned and operated as of January 1, 2025 (excluding River Bluff Estates), increased 9% and 8% for the three and six months ended June 30, 2026, respectively, over the prior year period driven by a 110 basis point increase in occupancy, to 89.4%, and rental rate increases of 5.3%. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. In addition, on behalf of our joint venture arrangements with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. We will also seek additional opportunities, through our opportunity zone fund, to acquire communities that require substantial capital investment and are located in qualified opportunity zones.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Although 30-year fixed rate mortgage rates have shown signs of stabilizing, they are still approximately 6.6%. Housing inventory has improved but affordability remains a challenge for many prospective buyers, especially lower and middle-income households. We believe rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. During the six months ended June 30, 2026, our portfolio of rental homes, including the joint venture entities, increased by 192 homes, net of rental home sales. Occupied rental homes represent approximately 44.8% of total occupied sites. Occupancy in rental homes continues to be strong and registered at 95.3% as of June 30, 2026. Our manufactured home communities compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates.

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

A reconciliation of Net Income Attributable to Common Shareholders to Community NOI for the three and six months ended June 30, 2026 and 2025 is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	6/30/26	6/30/25	6/30/26	6/30/25

Net Income Attributable to Common Shareholders	$4,419	$2,532	$6,999	$2,261
Sales of Manufactured Homes	(10,554)	(10,478)	(16,923)	(17,129)
Cost of Sales of Manufactured Homes	6,807	7,124	10,883	11,469
Selling Expenses	2,337	1,847	4,204	3,462
General and Administrative Expenses	5,520	6,256	10,612	12,255
Depreciation Expense	18,267	15,739	36,243	32,402
Interest Income	(1,963)	(2,060)	(4,137)	(4,323)
Dividend Income	(301)	(375)	(603)	(749)
Loss on Sales Marketable Securities, net	-0-	-0-	36,418	-0-
Increase (Decrease) in Fair Value of Marketable Securities	(3,227)	175	(42,310)	1,737
Other Income	(236)	(252)	(431)	(429)
Loss on Investment in Joint Ventures	24	133	88	214
Interest Expense, including Amortization of Financing Costs	9,670	7,368	18,765	13,302
(Gain) Loss on Sales of Investment Property and Equipment	(48)	36	(45)	37
Preferred Dividends	5,180	5,129	10,353	10,258
Loss Attributable to Non-Controlling Interest	(67)	(56)	(131)	(104)

Community NOI	$35,828	$33,118	$69,985	$64,663

The Company’s Community NOI for the three and six months ended June 30, 2026 and 2025 consists of (in thousands):

	Three Months Ended		Six Months Ended
	6/30/26	6/30/25	6/30/26	6/30/25

Rental and Related Income	$61,086	$56,165	$120,555	$110,739
Less: Community Operating Expenses	25,258	23,047	50,570	46,076
Community NOI	$35,828	$33,118	$69,985	$64,663

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

A reconciliation of Net Income Attributable to Common Shareholders to The Company’s FFO and Normalized FFO, attributable to common shareholders for the three and six months ended June 30, 2026 and 2025 are calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	6/30/26	6/30/25	6/30/26	6/30/25

Net Income Attributable to Common Shareholders	$4,419	$2,532	$6,999	$2,261
Depreciation Expense	18,267	15,739	36,243	32,402
Depreciation Expense from Unconsolidated Joint Ventures	248	221	494	438
(Gain) Loss on Sales of Investment Property and Equipment	(48)	36	(45)	37
(Increase) Decrease in Fair Value of Marketable Securities	(3,227)	175	(42,310)	1,737
Loss on Sales of Marketable Securities, net	-0-	-0-	36,418	-0-
FFO Attributable to Common Shareholders	19,659	18,703	37,799	36,875

Adjustments:
Amortization of Financing Costs	1,182	647	2,063	1,246
Non- Recurring Other Expense (1)	676	102	1,011	151
Normalized FFO Attributable to Common Shareholders	$21,517	$19,452	$40,873	$38,272

(1)	Consists of one-time legal fees and professional fees ($593 and $863, respectively) and employee transition pay ($83 and $148, respectively) for the three and six months ended June 30, 2026. Consists of one-time legal and professional fees for the three and six months ended June 30, 2025.

The following are the cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended
	6/30/26	6/30/25

Operating Activities	$45,632	$37,195
Investing Activities	(78,886)	(100,648)
Financing Activities	(9,128)	42,125

Changes In Results Of Operations

Net Income Attributable to Common Shareholders increased $1.9 million from net income of $2.5 million for the three months ended June 30, 2025, to net income of $4.4 million for the three months ended June 30, 2026. Net Income Attributable to Common Shareholders increased $4.7 million from net income of $2.3 million for the six months ended June 30, 2025, to net income of $7.0 million for the six months ended June 30, 2026. The increases for both the three and six months ended from June 30, 2025 to June 30, 2026, were due to an increase in Community NOI and a net gain on our securities portfolio, partially offset by increases in interest expense and depreciation expense.

Rental and related income increased 9% from $56.2 million for the three months ended June 30, 2025 to $61.1 million for the three months ended June 30, 2026. Rental and related income increased 9% from $110.7 million for the six months ended June 30, 2025 to $120.6 million for the six months ended June 30, 2026. These increases were due to acquisitions in 2025, increases in rental rates and same property occupancy and additional rental homes. Same property occupancy has increased 110 basis points from 88.3% as of June 30, 2025 to 89.4% at June 30, 2026. Occupied rental homes increased 7% from approximately 10,000 homes at June 30, 2025 to 10,700 homes at June 30, 2026.

Community operating expenses increased 10% from $23.0 million for the three months ended June 30, 2025 to $25.3 million for the three months ended June 30, 2026. Community operating expenses increased 10% from $46.1 million for the six months ended June 30, 2025 to $50.6 million for the six months ended June 30, 2026. These increases were due to acquisitions made in 2025 and an increase in payroll and related costs, real estate taxes, insurance and water and sewer costs.

Community NOI increased 8% from $33.1 million for the three months ended June 30, 2025 to $35.8 million for the three months ended June 30, 2026. Community NOI increased 8% from $64.7 million for the six months ended June 30, 2025 to $70.0 million for the six months ended June 30, 2026. These increases were primarily due to increases in rental rates, occupancy and rental homes. The Company’s operating expense ratio (defined as community operating expenses divided by rental and related income) was 41.3% and 41.9% for the three and six months ended June 30, 2026, respectively, and 41.0% and 41.6% for the three and six months ended June 30, 2025, respectively. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Since most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Due to the Company’s ability to increase its rental rates annually (subject to limitations on rent increases in certain jurisdictions), increasing costs due to inflation and changing prices have generally not had a material effect on revenue and income from continuing operations.

Sales of manufactured homes increased 1% from $10.5 million, or 102 homes, for the three months ended June 30, 2025 to $10.6 million, or 101 homes, for the three months ended June 30, 2026. The average sales price was $104,000 and $103,000 for the three months ended June 30, 2026 and 2025, respectively. Cost of sales of manufactured homes amounted to $6.8 million and $7.1 million for the three months ended June 30, 2026 and 2025, respectively. The gross profit percentage was 36% and 32% for the three months ended June 30, 2026 and 2025, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $2.3 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively. Gain from the sales operations (defined as sales of manufactured homes, less cost of sales of manufactured homes, less selling expenses, less interest on the financing of inventory) amounted to $1.3 million or 13% of total sales for the three months ended June 30, 2026 and 2025. Gain from the sales operations, excluding interest on the financing of inventory, amounted to $1.4 million or 13% of total sales and $1.5 million or 14% of total sales for the three months ended June 30, 2026 and 2025, respectively.

Sales of manufactured homes decreased 1% from $17.1 million, or 173 homes, for the six months ended June 30, 2025 to $16.9 million, or 174 homes, for the six months ended June 30, 2026. The average sales price was $97,000 and $99,000 for the six months ended June 30, 2026 and 2025, respectively. Cost of sales of manufactured homes amounted to $10.9 million and $11.5 million for the six months ended June 30, 2026 and 2025, respectively. The gross profit percentage was 36% and 33% for the six months ended June 30, 2026 and 2025, respectively. Selling expenses amounted to $4.2 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively. Gain from the sales operations amounted to $1.7 million or 10% of total sales and $2.0 million or 11% of total sales for the six months ended June 30, 2026 and 2025, respectively. Gain from the sales operations, excluding interest on the financing of inventory, amounted to $1.8 million or 11% of total sales and $2.2 million or 13% of total sales for the six months ended June 30, 2026 and 2025, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

Including sales from our Joint Ventures with Nuveen Real Estate, which includes sales at our Honey Ridge community, sales of manufactured homes increased 10% from $10.5 million for the three months ended June 30, 2025 to $11.5 million for the three months ended June 30, 2026 and increased 8% from $17.1 million for the six months ended June 30, 2025 to $18.6 million for the six months ended June 30, 2026.

The median price for an existing home in America reached a record high of $440,000 in June 2026, driven by low inventory and high demand. Affordability remains strained as sales slowed down and mortgage rates hover near 6.6%. With approximately 70% of outstanding mortgages having an interest rate below 5%, many homeowners are reluctant to give up their low rate mortgages, resulting in their unwillingness to sell their homes. Therefore, the inherent relative affordability of our property type has become increasingly more apparent, which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produce new rental revenue and represent an investment in the upgrading of our communities.

General and administrative expenses decreased 12% from $6.3 million for the three months ended June 30, 2025 to $5.5 million for the three months ended June 30, 2026. General and administrative expenses decreased 13% from $12.3 million for the six months ended June 30, 2025 to $10.6 million for the six months ended June 30, 2026. General and administrative expenses as a percentage of gross revenue (total income plus interest, dividends and other income) was 7.4% for the three and six months ended June 30, 2026, as compared to 9.0% and 9.2% for the three and six months ended June 30, 2025, respectively. These decreases were primarily due to a decrease in stock based compensation expense from $1.9 million and $3.6 million for the three and six months ended June 30, 2025, respectively, to $1.0 million and $2.1 million for the three and six months ended June 30, 2026, respectively.

Depreciation expense increased 16% from $15.7 million for the three months ended June 30, 2025 to $18.3 million for the three months ended June 30, 2026. Depreciation expense increased 12% from $32.4 million for the six months ended June 30, 2025 to $36.2 million for the six months ended June 30, 2026. This increase was primarily due to the increase in rental homes, acquisitions in 2025 and expansions during 2025 and 2026.

Interest income decreased 5% from $2.1 million for the three months ended June 30, 2025 to $2.0 million for the three months ended June 30, 2026. Interest income decreased 4% from $4.3 million for the six months ended June 30, 2025 to $4.1 million for the six months ended June 30, 2026. This decrease was primarily due to the decreased interest earned on our excess cash, partially offset by an increase in the average balance of notes receivable. The average balance of notes receivable was $102.7 million and $92.3 million at June 30, 2026 and 2025, respectively.

Dividend income remained relatively stable for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025.

For the three months ended June 30, 2026, the Company had a net gain of $3.2 million on our securities portfolio. For the six months ended June 30, 2026, the Company had a net gain of $5.9 million on our securities portfolio consisting of an increase in fair value of marketable securities of $42.3 million partially offset by a loss on sales of marketable securities of $36.4 million. The Company had a decrease in the fair value of marketable securities of $175,000 and $1.7 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the Company had total net unrealized gains of $1.5 million in its REIT securities portfolio.

Interest expense, including amortization of financing costs, increased 31% from $7.4 million for the three months ended June 30, 2025 to $9.7 million for the three months ended June 30, 2026. Interest expense, including amortization of financing costs, increased 41% from $13.3 million for the six months ended June 30, 2025 to $18.8 million for the six months ended June 30, 2026. The average balance of our total debt increased from $636.9 million at June 30, 2025 to $775.4 million at June 30, 2026. The weighted average interest rate on our total debt increased from 4.5% at June 30, 2025 to 4.9% at June 30, 2026, respectively.

Changes in Financial Condition

Total investment property increased 3% or $51.8 million during the six months ended June 30, 2026. In addition to adding 180 rental homes, net of 84 rental homes sold to its communities during the six months ended June 30, 2026, the Company is preparing sites for additional homes to be added during the year. Occupied rentals increased by 481 rental homes from December 31, 2025 to June 30, 2026. The Company’s occupancy rate on its rental homes portfolio increased 150 basis points and was 95.3% at June 30, 2026 as compared to 93.8% at December 31, 2025.

Marketable securities increased 25% or $5.9 million during the six months ended June 30, 2026 due to the net increase in the fair value.

Land development costs increased 59% or $23.5 million during the six months ended June 30, 2026 due to an increase in expansion projects. Since 2018, the Company has built 1,056 expansion sites in 16 communities. Occupancy levels at these sites are at approximately 55%. Once fully occupied, these sites will contribute to increased community operating income. The Company currently has approximately 1,044 expansion sites in the approval process, including one greenfield development in Coxsackie, NY for approximately 360 sites.

Mortgages payable, net of unamortized debt issuance costs, decreased 2% or $10.8 million during the six months ended June 30, 2026, due to mortgage payoffs of approximately $6.7 million and principal payments.

Loans payable, net of unamortized debt issuance costs, increased 137% or $38.1 million during the six months ended June 30, 2026. This increase was due to $40 million being drawn down on our unsecured line of credit, plus an increase due to the amortization of debt issuance costs of $622,000, offset by the paydown of $617,000 on our revolving lines of credit used to purchase home inventory and $1.9 million of debt issuance costs incurred to expand and extend our existing unsecured line of credit.

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

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, incur other indebtedness, finance and refinance its properties, and/or raise capital through the DRIP and capital markets, including through the Company’s ATM Programs. In order to provide financial flexibility to opportunistically access the capital markets, the Company implemented a September 2024 Common ATM Program which allows the Company to offer and sell shares of the Company’s common stock, having an aggregate sales price of up to $150 million, from time to time through the Distribution Agents. As of June 30, 2026, $44.6 million of common stock remained eligible for sale under the September 2024 Common ATM Program. Additionally, the Company implemented a 2025 Preferred ATM Program which allows the Company to offer and sell shares of the Company’s Series D Preferred Stock having an aggregate sales price of up to $100 million from time to time through B. Riley, as Distribution Agent. On May 11, 2026, the Company amended and restated its existing at-market issuance sale agreement for the 2025 Preferred ATM Program with B. Riley Securities, Inc. to add Cantor Fitzgerald & Co. and Maxim Group LLC (each, a “Distribution Agent” and, collectively with B. Riley Securities, Inc., the “Distribution Agents”). The Distribution Agents are not required to sell any specific number or dollar amount of securities, but will use their commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company.

As of June 30, 2026, $89.9 million of Series D Preferred Stock remained eligible for sale under the 2025 Preferred ATM Program.

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

The Company continues to strengthen its capital and liquidity positions. During the six months ended June 30, 2026, the Company issued and sold 419,000 shares of Series D Preferred Stock through our 2025 Preferred ATM Program, at a weighted average price of $21.75 per share, generating gross proceeds of $9.1 million and net proceeds of $8.6 million, after offering expenses. During the six months ended June 30, 2026, the Company did not sell any shares of common stock under our September 2024 Common ATM Program. Furthermore, the Company has not sold any shares under the September 2024 Common ATM Program since September 2025.

The Company also raised $4.6 million from the issuance of common stock in the DRIP during the six months ended June 30, 2026, which included dividend reinvestments of $2.0 million. Dividends paid on the common stock for the six months ended June 30, 2026 were $38.3 million, including $2.0 million reinvested. Dividends paid on the Series D Preferred Stock for the six months ended June 30, 2026 totaled $10.4 million.

Net cash provided by operating activities amounted to $45.6 million and $37.2 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had cash and cash equivalents of $28.6 million, marketable securities of $29.7 million and $220 million available on our credit facility, with a potential total availability of up to $600 million pursuant to an accordion feature. We also had approximately $129 million available on our revolving lines of credit for the financing of home sales and purchases of inventory and $55 million available on our lines of credit secured by rental homes and rental homes leases.

On May 7, 2026, we entered into a Third Amended and Restated Credit Agreement (the “Amendment”) to expand and extend our existing unsecured revolving credit facility (the “Facility”). The Facility is syndicated with three banks, BMO Capital Markets Corp. (“BMO”), JPMorgan Chase Bank, N.A. (“JPMorgan”) and Wells Fargo Bank, N.A. (“Wells Fargo”) as joint lead arrangers and joint book runners, with BMO Bank, N.A. as administrative agent. The Facility provides for $260 million in available borrowings with a $340 million accordion feature, bringing the total potential availability up to $600 million, subject to certain conditions including obtaining commitments from additional lenders. The Amendment also extends the maturity date of the Facility from November 7, 2026 to May 7, 2030, with a further one-year extension available at our option, subject to certain conditions including payment of an extension fee. Availability under the amended Facility is limited to 60% of the value of a pool of unencumbered communities owned 100% by us. The value of these unencumbered communities increased through the reduction of the capitalization rate from 6.5% to now 6.0% applied to the Net Operating Income (“NOI”) generated by these unencumbered communities. Interest is based on the Company’s overall leverage ratio and has been reduced by approximately 35 to 40 basis points, depending on the Company’s overall leverage ratio, and is now equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.30% to 1.90%, or BMO’s prime lending rate plus 0.30% to 0.90%.

The Company owns a portfolio of 145 manufactured home communities, of which 142 are majority owned and are included in our consolidated operations with the remaining three owned through our joint ventures with Nuveen Real Estate. Of the 142 majority owned communities, 140 are owned 100% by the Company, of which 60 are unencumbered and are eligible to be included in the unencumbered asset pool under our unsecured revolving credit facility. We may choose to exclude any of these communities from the unencumbered asset pool so that we can raise additional funds by obtaining community level mortgage debt on these communities. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity. The Company holds a 40% equity interest in the entities formed under its joint ventures with Nuveen, which owns three newly developed communities that are unencumbered.

As of June 30, 2026, the Company had total assets of $1.7 billion and total liabilities of $821.0 million. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of June 30, 2026 was approximately 32% and the Company’s net debt, less securities to total market capitalization as of June 30, 2026 was approximately 30%. As of June 30, 2026, the Company had six mortgages totaling $56.3 million due within the next 12 months. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As discussed in Note 4 and Note 10 to the Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, during the three months ended June 30, 2026, the Company entered into an amendment to the terms of its 2021 joint venture with Nuveen Real Estate. Accordingly, the previously disclosed risk factor relating to our joint venture relationship with Nuveen Real Estate that was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 is updated to read as follows:

Our joint venture relationship with Nuveen Real Estate may subject us to risks, including limitations on our decision-making authority and the risk of disputes, which could adversely affect us. We have entered into joint venture arrangements with Nuveen Real Estate under which we operate three manufactured home communities that are recently developed. It is possible that our joint venture partner, Nuveen Real Estate, may have business interests, goals, priorities or concerns that are different from our business interests, goals, priorities or concerns. Although we manage the joint venture entities and their properties, we do not have full control over decisions and require approval of Nuveen Real Estate for major decisions. As a result, we may face the risk of disputes, including potential deadlocks in making decisions. In addition, the joint venture agreements provide that until the capital contributions to the joint venture entities are fully funded or the joint ventures are terminated, and unless Nuveen declines an acquisition proposed by us, the joint ventures will be the exclusive vehicle for us to acquire any manufactured home communities that meet the joint venture’s investment guidelines.   Nuveen Real Estate will have the right to remove and replace us as managing member of the joint venture entities and manager of the joint venture’s properties if we breach certain obligations or certain events occur, in which event Nuveen Real Estate may elect to buy out our interest in the applicable joint venture entity at 98% of its value.  With respect to the initial joint venture that was formed in 2021, which owns and operates two communities in Florida, in June 2026, we and Nuveen agreed to certain changes in the 2021 LLC Agreement, including a new provision giving Nuveen the right, at any time after December 31, 2027 (or earlier if we violate certain requirements of the 2021 LLC Agreement or experience a “Change in Control”), to require us to purchase Nuveen’s 60% interest in the joint venture for cash at an amount equal to Nuveen’s total capital contributions to the 2021 joint venture, which as of June 30, 2026 totaled approximately $41.7 million. There are also significant restrictions on our ability to exit the joint ventures. Any of these provisions could adversely affect us.

Except as set forth above, there have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

(a)	Information Required to be Disclosed in a Report on Form 8-K, but not Reported – None.

(b)	Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board of Directors – None.

(c)	Rule 10b5-1 Plan Adoptions or Modifications – None.

Item 6.	Exhibits

31.1	Certification of Samuel A. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Samuel A. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer (Furnished herewith).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE:	August 5, 2026	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 5, 2026	By	/s/ Kevin S. Miller
Kevin S. Miller
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

