Form 10-Q
period 2026-09-30
UMH PROPERTIES, INC.
filed 2026-11-02
CIK 752642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Common Shares as of October 30, 2026
Common Stock, $0.10 par value per share	85,729,892

UMH PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

(in thousands except per share amounts)

- ASSETS -	September 30, 2026 (Unaudited)	December 31, 2025

Investment Property and Equipment
Land	$93,361	$92,824
Site and Land Improvements	1,123,213	1,093,424
Buildings and Improvements	52,589	51,524
Rental Homes and Accessories	682,098	631,618
Total Investment Property	1,951,261	1,869,390
Equipment and Vehicles	37,680	35,889
Total Investment Property and Equipment	1,988,941	1,905,279
Accumulated Depreciation	(584,984)	(533,864)
Net Investment Property and Equipment	1,403,957	1,371,415

Other Assets
Cash and Cash Equivalents	38,206	72,100
Marketable Securities at Fair Value	25,606	23,758
Inventory of Manufactured Homes	47,050	42,370
Notes and Other Receivables, net	116,073	104,587
Prepaid Expenses and Other Assets	18,450	13,778
Land Development Costs	81,667	39,898
Investment in Joint Ventures	34,168	31,130
Total Other Assets	361,220	327,621

TOTAL ASSETS	$1,765,177	$1,699,036

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

(in thousands except per share amounts)

- LIABILITIES AND SHAREHOLDERS’ EQUITY -	September 30, 2026 (Unaudited)	December 31, 2025

LIABILITIES:
Mortgages Payable, net of unamortized debt issuance costs	$543,177	$556,129

Other Liabilities:
Accounts Payable	7,432	5,663
Loans Payable, net of unamortized debt issuance costs	128,383	27,696
Series A Bonds, net of unamortized debt issuance costs	102,387	101,751
Series B Bonds, net of unamortized debt issuance costs	76,414	75,651
Accrued Liabilities and Deposits	15,160	14,115
Tenant Security Deposits	11,580	10,835
Total Other Liabilities	341,356	235,711
Total Liabilities	884,533	791,840

Commitments and Contingencies

Shareholders’ Equity:
Series D – 6.375% Cumulative Redeemable Preferred Stock, $0.10 par value per share, 18,700 shares authorized as of September 30, 2026 and December 31, 2025; 13,580 and 12,916 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	339,502	322,899
Common Stock - $0.10 par value per share, 183,714 shares authorized as of September 30, 2026 and December 31, 2025; 85,602 and 84,850 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	8,560	8,485
Excess Stock - $0.10 par value per share, 3,000 shares authorized; no shares issued or outstanding as of September 30, 2026 and December 31, 2025	-0-	-0-
Additional Paid-In Capital	556,502	599,520
Accumulated Deficit	(25,364)	(25,364)
Total UMH Properties, Inc. Shareholders’ Equity	879,200	905,540
Non-Controlling Interest in Consolidated Subsidiaries	1,444	1,656
Total Shareholders’ Equity	880,644	907,196

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,765,177	$1,699,036

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2026 AND 2025

(in thousands except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

INCOME:
Rental and Related Income	$62,351	$57,771	$182,906	$168,510
Sales of Manufactured Homes	11,784	9,147	28,707	26,276
Total Income	74,135	66,918	211,613	194,786

EXPENSES:
Community Operating Expenses	26,156	24,994	76,726	71,070
Cost of Sales of Manufactured Homes	8,127	5,795	19,010	17,264
Selling Expenses	2,351	2,223	6,555	5,685
General and Administrative Expenses	5,350	4,283	15,962	16,538
Depreciation Expense	18,530	16,808	54,773	49,210
Total Expenses	60,514	54,103	173,026	159,767

OTHER INCOME (EXPENSE):
Interest Income	2,014	2,354	6,151	6,677
Dividend Income	322	373	925	1,122
Loss on Sales of Marketable Securities, net	(130)	-0-	(36,548)	-0-
Increase (Decrease) in Fair Value of Marketable Securities	(3,647)	1,576	38,663	(161)
Other Income	249	265	680	694
Loss on Investment in Joint Ventures	(52)	(96)	(140)	(310)
Interest Expense, including Amortization of Financing Costs	(9,300)	(7,930)	(28,065)	(21,232)
Total Other Income (Expense)	(10,544)	(3,458)	(18,334)	(13,210)

Income before Gain (Loss) on Sales of Investment Property and Equipment	3,077	9,357	20,253	21,809
Gain (Loss) on Sales of Investment Property and Equipment	27	(72)	72	(109)
Net Income	3,104	9,285	20,325	21,700
Preferred Dividends	(5,329)	(5,129)	(15,682)	(15,387)
Loss Attributable to Non-Controlling Interest	81	55	212	159
Net Income (Loss) Attributable to Common Shareholders	$(2,144)	$4,211	$4,855	$6,472

Net Income (Loss) Attributable to Common Shareholders Per Share – Basic and Diluted	$(0.02)	$0.05	$0.06	$0.08

Weighted Average Common Shares Outstanding:
Basic	85,437	84,985	85,210	83,783
Diluted	85,935	85,478	85,579	84,452

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2026 AND 2025

(in thousands)

	Common Stock		Preferred
	Issued and Outstanding		Stock
	Number	Amount	Series D

Balance December 31, 2025	84,850	$8,485	$322,899

Common Stock Issued with the DRIP	155	16	-0-
Common Stock Issued through Restricted Stock Awards	122	12	-0-
Common Stock Issued through Stock Options	10	1	-0-
Preferred Stock Issued in connection with At-The-Market Offerings, net	-0-	-0-	1,653
Distributions	-0-	-0-	-0-
Stock Compensation	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-

Balance March 31, 2026	85,137	8,514	324,552

Common Stock Issued with the DRIP	159	16	-0-
Common Stock Issued through Restricted Stock Awards	11	1	-0-
Preferred Stock Issued in connection with At-The-Market Offerings, net	-0-	-0-	8,834
Distributions	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-

Balance June 30, 2026	85,307	8,531	333,386

Common Stock Issued with the DRIP	160	16	-0-
Common Stock Issued through Restricted Stock Awards	11	1	-0-
Common Stock Issued through Stock Options	124	12	-0-
Preferred Stock Issued in connection with At-The-Market Offerings, net	-0-	-0-	6,116
Distributions	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-

Balance September 30, 2026	85,602	$8,560	$339,502

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2026 AND 2025

(in thousands)

	Additional Paid-In	Undistributed Income (Accumulated	Non-Controlling Interest in Consolidated	Total Shareholders’
	Capital	Deficit)	Subsidiary	Equity

Balance December 31, 2025	$599,520	$(25,364)	$1,656	$907,196

Common Stock Issued with the DRIP	2,351	-0-	-0-	2,367
Common Stock Issued through Restricted Stock Awards	(12)	-0-	-0-	-0-
Common Stock Issued through Stock Options	96	-0-	-0-	97
Preferred Stock Issued in connection with At-The-Market Offerings, net	(189)	-0-	-0-	1,464
Distributions	(16,549)	(7,753)	-0-	(24,302)
Stock Compensation Expense	1,523	-0-	-0-	1,523
Net Income (Loss)	-0-	7,753	(64)	7,689

Balance March 31, 2026	586,740	(25,364)	1,592	896,034

Common Stock Issued with the DRIP	2,198	-0-	-0-	2,214
Common Stock Issued through Restricted Stock Awards	(1)	-0-	-0-	-0-
Preferred Stock Issued in connection with At-The-Market Offerings, net	(1,650)	-0-	-0-	7,184
Distributions	(14,750)	(9,599)	-0-	(24,349)
Stock Compensation Expense	1,273	-0-	-0-	1,273
Net Income (Loss)	-0-	9,599	(67)	9,532

Balance June 30, 2026	573,810	(25,364)	1,525	891,888

Common Stock Issued with the DRIP	2,386	-0-	-0-	2,402
Common Stock Issued through Restricted Stock Awards	(1)	-0-	-0-	-0-
Common Stock Issued through Stock Options	1,457	-0-	-0-	1,469
Preferred Stock Issued in connection with At-The-Market Offerings, net	(964)	-0-	-0-	5,152
Distributions	(21,371)	(3,185)	-0-	(24,556)
Stock Compensation Expense	1,185	-0-	-0-	1,185
Net Income (Loss)	-0-	3,185	(81)	3,104

Balance September 30, 2026	$556,502	$(25,364)	$1,444	$880,644

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2026 AND 2025

(in thousands)

	Common Stock		Preferred
	Issued and Outstanding		Stock
	Number	Amount	Series D

Balance December 31, 2024	81,909	$8,191	$320,572

Common Stock Issued with the DRIP	152	16	-0-
Common Stock Issued through Restricted Stock Awards	224	22	-0-
Common Stock Issued through Stock Options	25	2	-0-
Common Stock Issued in connection with At-The-Market Offerings, net	515	52	-0-
Preferred Stock Issued in connection with At-The-Market Offerings, net	-0-	-0-	1,232
Distributions	-0-	-0-	-0-
Stock Compensation	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-

Balance March 31, 2025	82,825	8,283	321,804

Common Stock Issued with the DRIP	136	13	-0-
Common Stock Issued through Restricted Stock Awards	9	1	-0-
Common Stock Issued through Stock Options	10	1	-0-
Common Stock Issued in connection with At-The-Market Offerings, net	1,761	176	-0-
Distributions	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-

Balance June 30, 2025	84,741	8,474	321,804

Common Stock Issued with the DRIP	151	15	-0-
Common Stock Issued through Restricted Stock Awards	11	1	-0-
Common Stock Issued through Stock Options	4	1	-0-
Common Stock Issued in connection with At-The-Market Offerings, net	290	29	-0-
Preferred Stock Issued in connection with At-The-Market Offerings, net	-0-	-0-	81
Distributions	-0-	-0-	-0-
Stock Compensation Expense	-0-	-0-	-0-
Net Income (Loss)	-0-	-0-	-0-

Balance September 30, 2025	85,197	$8,520	$321,885

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2026 AND 2025

(in thousands)

	Additional Paid-In	Undistributed Income (Accumulated	Non-Controlling Interest in Consolidated	Total Shareholders’
	Capital	Deficit)	Subsidiary	Equity

Balance December 31, 2024	$610,630	$(25,364)	$1,880	$915,909

Common Stock Issued with the DRIP	2,596	-0-	-0-	2,612
Common Stock Issued through Restricted Stock Awards	(22)	-0-	-0-	-0-
Common Stock Issued through Stock Options	352	-0-	-0-	354
Common Stock Issued in connection with At-The-Market Offerings, net	9,185	-0-	-0-	9,237
Preferred Stock Issued in connection with At-The-Market Offerings, net	(250)	-0-	-0-	982
Distributions	(18,000)	(4,858)	-0-	(22,858)
Stock Compensation Expense	3,149	-0-	-0-	3,149
Net Income (Loss)	-0-	4,858	(48)	4,810

Balance March 31, 2025	607,640	(25,364)	1,832	914,195

Common Stock Issued with the DRIP	2,192	-0-	-0-	2,205
Common Stock Issued through Restricted Stock Awards	(1)	-0-	-0-	-0-
Common Stock Issued through Stock Options	136	-0-	-0-	137
Common Stock Issued in connection with At-The-Market Offerings, net	30,152	-0-	-0-	30,328
Distributions	(16,402)	(7,661)	-0-	(24,063)
Stock Compensation Expense	3,351	-0-	-0-	3,351
Net Income (Loss)	-0-	7,661	(56)	7,605

Balance June 30, 2025	627,068	(25,364)	1,776	933,758

Common Stock Issued with the DRIP	2,255	-0-	-0-	2,270
Common Stock Issued through Restricted Stock Awards	(1)	-0-	-0-	-0-
Common Stock Issued through Stock Options	43	-0-	-0-	44
Common Stock Issued in connection with At-The-Market Offerings, net	4,603	-0-	-0-	4,632
Preferred Stock Issued in connection with At-The-Market Offerings, net	(22)	-0-	-0-	59
Distributions	(14,907)	(9,340)	-0-	(24,247)
Stock Compensation Expense	612	-0-	-0-	612
Net Income (Loss)	-0-	9,340	(55)	9,285

Balance September 30, 2025	$619,651	$(25,364)	$1,721	$926,413

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2026 AND 2025

(in thousands)

	NINE MONTHS ENDED
	September 30, 2026	September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20,325	$21,700
Non-Cash items included in Net Income:
Depreciation	54,773	49,210
Amortization of Financing Costs	2,939	2,123
Stock Compensation Expense	3,067	4,320
Provision for Uncollectible Notes and Other Receivables	1,483	1,289
Loss on Sales of Marketable Securities, net	36,548	-0-
(Increase) Decrease in Fair Value of Marketable Securities	(38,663)	161
(Gain) Loss on Sales of Investment Property and Equipment	(72)	109
Loss on Investment in Joint Ventures	431	596
Changes in Operating Assets and Liabilities:
Inventory of Manufactured Homes	(4,680)	(745)
Notes and Other Receivables	(12,970)	(11,736)
Prepaid Expenses and Other Assets	(4,659)	(3,871)
Accounts Payable	1,769	255
Accrued Liabilities and Deposits	1,045	(3,473)
Tenant Security Deposits	744	705
Net Cash Provided by Operating Activities	62,080	60,643

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Manufactured Home Communities	-0-	(40,166)
Purchase of Investment Property and Equipment	(91,402)	(85,471)
Proceeds from Sales of Investment Property and Equipment	4,159	3,077
Additions to Land Development Costs	(40,855)	(39,712)
Purchase of Marketable Securities through automatic reinvestments	(23)	(21)
Proceeds from Sales of Marketable Securities	290	-0-
Investment in Joint Ventures	(3,469)	(2,443)
Net Cash Used in Investing Activities	(131,300)	(164,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mortgages	10,242	101,392
Net Proceeds (Payments) from Short-Term Borrowings	101,905	(582)
Principal Payments of Mortgages and Loans	(23,756)	(118,179)
Proceeds from Bond Issuance	-0-	80,229
Financing Costs on Debt	(2,194)	(7,167)
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	13,800	1,041
Proceeds from At-The-Market Common Equity Program, net of offering costs	-0-	44,197
Proceeds from Issuance of Common Stock in the DRIP, net of dividend reinvestments	3,928	4,486
Proceeds from Exercise of Stock Options	1,566	535
Preferred Dividends Paid	(15,682)	(15,387)
Common Dividends Paid, net of dividend reinvestments	(54,470)	(53,180)
Net Cash Provided by Financing Activities	35,339	37,385

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(33,881)	(66,708)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	80,926	108,811
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$47,045	$42,103

See Accompanying Notes to Consolidated Financial Statements

UMH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 (UNAUDITED)

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

UMH Properties, Inc., a Maryland corporation, and its subsidiaries (“we”, “our”, “us” or “the Company”) operates as a real estate investment trust (“REIT”) deriving its income primarily from real estate rental operations. As of September 30, 2026, the Company operated a portfolio of 145 manufactured home communities, of which 142 are majority owned and are included in our consolidated operations with the remaining three owned through our two joint ventures with Nuveen Real Estate, in which the Company has a 42% interest in our first joint venture and a 40% interest in our second joint venture. Of the 142 majority owned communities, 140 are owned 100% by the Company with the remaining two owned by the Company’s Opportunity Zone Fund, in which the Company has a 77% interest. The Company’s portfolio of 145 communities contains approximately 27,300 developed homesites, of which 11,400 contain rental homes that are leased to residents. These 145 communities are located in twelve states consisting of New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia.

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

The primary focus of our business is the ownership and operation of our manufactured home communities, leasing manufactured homesites to residents. The sale of homes is integrated with our leasing of these manufactured homes and homesites. Sales of homes are necessary to maintain and increase occupancy at our communities. We primarily purchase homes to fill vacant sites in the communities. These homes are either rented or sold, based on the needs of the potential residents.

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

The interim consolidated financial statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

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

Leases

The Company accounts for its leases under ASC 842, “Leases.” Our primary source of revenue is generated from lease agreements for our sites and homes, where we are the lessor. These leases are generally for one-year or month-to-month terms and renewable by mutual agreement from us and the resident or in some cases, as provided by jurisdictional statute.

The Company is the lessee in other arrangements, primarily for our corporate office and a ground lease at one community expiring in April 2099, with an option to extend for another 99-year term. On September 29, 2026, the Company extended our lease for our corporate office commencing on May 1, 2027 and expiring on April 30, 2032. As of September 30, 2026 and December 31, 2025, the right-of-use assets and corresponding lease liabilities of $3.7 million and $2.7 million, respectively, are included in prepaid expenses and other assets and accrued liabilities and deposits on the consolidated balance sheets.

Future minimum lease payments under these leases over the remaining lease terms are as follows (in thousands):

Year	Amount
2026	$98
2027	408
2028	417
2029	425
2030	429
Thereafter	18,982

Total Lease Payments	$20,759

The weighted average remaining lease term for these leases, including renewal options, is 158 years. The right of use assets and lease liabilities was calculated using an interest rate of 5%.

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

The following table presents beginning of period and end of period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	9/30/26	12/31/25	9/30/25	12/31/24

Cash and Cash Equivalents	$38,206	$72,100	$34,056	$99,720
Restricted Cash	8,839	8,826	8,047	9,091
Cash, Cash Equivalents And Restricted Cash	$47,045	$80,926	$42,103	$108,811

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

Revenue from sales of manufactured homes is recognized in accordance with the core principle of ASC 606, at the time of closing when control of the home transfers to the customer. After closing the sale transaction, we generally do not have any remaining performance obligations.

Interest income is primarily generated from notes receivables arising from the sale of manufactured homes. Interest income on these notes receivables is recognized over the terms of the loans using the level-yield method, based on the outstanding principal balances.

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

Notes Receivables

The Company accounts for its receivables in accordance with ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As of September 30, 2026 and December 31, 2025, the Company had notes receivable of $111.0 million and $100.0 million, net of the fair value adjustment of $1.7 million and $1.5 million, respectively. Notes receivables are presented as a component of notes and other receivables, net on our consolidated balance sheets. These receivables represent balances owed to us for previously completed performance obligations for sales of manufactured homes.

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

For the three months ended September 30, 2026, common stock equivalents of 498,000 shares were excluded from the computation of Diluted Net Loss per Share as their effect would be anti-dilutive. For the nine months ended September 30, 2026, common stock equivalents resulting from employee stock options to purchase 7.0 million shares of common stock amounted to 369,000 shares which were included in the computation of Diluted Net Income per Share. For the three and nine months ended September 30, 2025, common stock equivalents resulting from employee stock options to purchase 6.3 million shares of common stock amounted to 493,000 and 669,000 shares, respectively, which were included in the computation of Diluted Net Income per Share.

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities consist primarily of marketable common and preferred stock of other REITs with a fair value of $25.6 million as of September 30, 2026, which represents 1.1% of undepreciated assets (total assets excluding accumulated depreciation). Since 2010, including dividends, the Company has netted over $59.1 million in gains from our investments in marketable equity securities issued by other REITs. Other than purchasing marketable equity securities through automatic dividend reinvestments, the Company has not made any purchases of REIT securities since 2022 and the Company does not intend to increase its investment in the REIT securities portfolio. The REIT securities portfolio provides the Company with additional diversification, liquidity and income.

For the nine months ended September 30, 2026, the Company had a net gain of $2.1 million on our securities portfolio consisting of an increase in fair value of marketable securities of $38.7 million offset by a loss on sales of marketable securities of $36.5 million. As of September 30, 2026, the Company had total net unrealized losses of $2.1 million in its REIT securities portfolio. The Company held seven securities that had unrealized losses as of September 30, 2026.

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

The 2021 LLC Agreement between the Company and Nuveen provided that until the capital contributions to the joint venture are fully funded or the joint venture is terminated, the joint venture will be the exclusive vehicle for the Company to acquire any manufactured housing communities and/or recreational vehicle communities that meet the joint venture’s investment guidelines. These guidelines called for the joint venture to acquire manufactured housing and recreational vehicle communities that have been developed within the previous two years and are less than 20% occupied, are located in certain geographic markets, are projected to meet certain cash flow and internal rate of return targets and satisfy certain other criteria. The Company agreed to offer Nuveen the opportunity to have the joint venture acquire any manufactured housing community or recreational vehicle community that meets these investment guidelines. Under the terms of the 2021 LLC Agreement, if Nuveen determines not to pursue or approve any such acquisition, the Company would be permitted to acquire the property outside the joint venture. Since the execution of the 2021 LLC Agreement, Nuveen has provided the Company with written waivers of the exclusivity provision of the 2021 LLC Agreement with regard to two property acquisitions that may have fit the investment guidelines of the joint venture, which permitted the Company to acquire them outside of the Nuveen joint venture. Except for investment opportunities that are offered to and declined by Nuveen, the Company is prohibited from developing, owning, operating or managing manufactured housing communities or recreational vehicle communities within a 10-mile radius of any community owned by the joint venture. However, this restriction does not apply with respect to investments by the Company in existing communities operated by the Company.

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

In December 2021, the joint venture entity formed under the 2021 LLC Agreement closed on the acquisition of Sebring Square, a newly developed all-age, manufactured home community located in Sebring, Florida, for a total purchase price of $22.2 million. This community contains 219 developed home sites situated on approximately 39 acres. In December 2022, this joint venture entity closed on the acquisition of Rum Runner, another newly developed all-age, manufactured home community also located in Sebring, Florida for a total purchase price of $15.1 million. This community contains 144 developed home sites situated on approximately 20 acres. The Company manages these communities on behalf of the joint venture entity.

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

On June 26, 2026, UMH and Nuveen entered into an amendment (the “First Amendment”) to the 2021 LLC Agreement. Under the terms of the First Amendment, if Nuveen chooses not to contribute additional capital to fund additional home acquisitions, UMH can continue to fund the 2021 joint venture, thus increasing UMH’s ownership percentage and decreasing Nuveen’s ownership percentage. However, UMH’s unilateral contributions to the 2021 joint venture cannot exceed an amount that would dilute Nuveen’s ownership below 40%. In addition, any time after December 31, 2027 (or earlier if UMH violates certain requirements of the 2021 LLC Agreement or experiences a “Change in Control”), Nuveen will have the right to require UMH to purchase Nuveen’s interest in the 2021 joint venture for cash in an amount equal to Nuveen’s total capital contributions to the 2021 joint venture. During the quarter ended September 30, 2026, UMH made unilateral contributions of $2.9 million to the 2021 joint venture, resulting in Nuveen’s ownership percentage reducing to 58% and UMH’s ownership percentage increasing to 42%. As of September 30, 2026, total contributions made by Nuveen and UMH to the 2021 joint venture were $41.7 million and $30.7 million, respectively.

In November 2023, the Company expanded its relationship with Nuveen Real Estate and formed a second joint venture entity with Nuveen. The new joint venture entity was established to, directly or through one or more subsidiaries, identify, source, originate, acquire, hold, operate, sell, lease, mortgage, maintain, own, manage, finance, refinance, reposition, improve, renovate, develop, redevelop, pledge, hedge, exchange, and otherwise deal in and with the rental of manufactured housing and/or recreational vehicle communities that meet other investment guidelines. The terms of the new joint venture entity are set forth in a Limited Liability Company Agreement dated as of November 29, 2023 (the “2023 LLC Agreement”) entered into between a wholly owned subsidiary of the Company and an affiliate of Nuveen. The Company serves as managing member of this new joint venture entity and is responsible for day-to-day operations of the joint venture entity and management of its properties, subject to obtaining approval of Nuveen Real Estate for major decisions (including investments, dispositions, financings, major capital expenditures and annual budgets). The Company receives property management oversight, development and other fees from the joint venture entity. Sixty-one acres of land located in Honey Brook, Pennsylvania, previously owned by the Company, with a carrying value cost basis of $3.8 million, was contributed to the new joint venture entity. The Company was reimbursed by Nuveen for 60% of the carrying value of this land. This new joint venture entity is focused on the development and operation of a new manufactured housing community on this property. The community contains 113 manufactured home sites situated on approximately 61 acres. This community, named Honey Ridge, opened for occupancy in June 2025 and currently has 44 homes on-site of which 27 have been sold. Nuveen’s and UMH’s ownership percentages remain at 60% and 40%, respectively in the 2023 joint venture and as of September 30, 2026, total contributions made by Nuveen and UMH to the 2023 joint venture were $12.0 million and $8.0 million, respectively.

References in this report to the Company’s joint venture relationships with Nuveen are intended to refer to its ongoing relationships with Nuveen.

The Company accounts for its joint ventures with Nuveen Real Estate under the equity method of accounting in accordance with ASC 323, “Investments – Equity Method and Joint Ventures”.

NOTE 5 – OPPORTUNITY ZONE FUND

In July 2022, the Company invested $8.0 million, representing a portion of the capital gain the Company recognized as a result of the Monmouth Real Estate Investment Corporation merger, in the UMH OZ Fund, LLC (“OZ Fund”), a new entity formed by the Company. The OZ Fund was created to acquire, develop and redevelop manufactured housing communities requiring substantial capital investment and located in areas designated as Qualified Opportunity Zones by the Treasury Department pursuant to a program authorized under the 2017 Tax Cuts and Jobs Act to encourage long-term investment in economically distressed areas. The OZ Fund was designed to allow the Company and other investors in the OZ Fund to defer the tax on recently realized capital gains reinvested in the OZ Fund until December 31, 2026 and to potentially obtain certain other tax benefits. UMH manages the OZ Fund and will receive certain management fees as well as a 15% carried interest in distributions by the OZ Fund to the other investors when earned and realized (subject to first returning investor capital with a 5% preferred return). UMH will have the right of first offer to purchase the communities from the OZ Fund at the time of sale at their then-current appraised value. On August 10, 2022, the Company, through the OZ Fund, acquired Garden View Estates, located in Orangeburg, South Carolina, for approximately $5.2 million. On January 19, 2023, the Company, through the OZ Fund, acquired Mighty Oak, located in Albany, Georgia, for approximately $3.7 million. As of September 30, 2026, the Company’s investment in the OZ Fund represented 77% of the total capital contributed to the OZ Fund and is consolidated in the Company’s Consolidated Financial Statements. Other investors in the OZ Fund include unrelated investors, as well as certain officers, directors and employees of the Company, who invested on the same terms as other investors.

NOTE 6 – LOANS AND MORTGAGES PAYABLE AND OTHER LONG-TERM INDEBTEDNESS

Loans Payable

The following is a summary of our loans payable as of September 30, 2026 and December 31, 2025 (in thousands):

		9/30/26		12/31/25
		Amount	Rate	Amount	Rate

Margin loan	(1)	$-0-	N/A	$229	5.25%
Unsecured line of credit	(2)	100,000	5.20%	-0-	N/A
Floorplan inventory financing	(3)	7,564	7.20%	4,899	7.53%
FirstBank rental home loan	(4)	22,781	6.15%	23,336	6.15%
FirstBank rental home line of credit	(5)	-0-	N/A	-0-	N/A
Triad rental home loan	(6)	-0-	N/A	-0-	N/A
OceanFirst notes receivable financing	(7)	-0-	N/A	-0-	N/A
Total Loans Payable		130,345	5.48%	28,464	6.38%
Unamortized debt issuance costs		(1,962)		(768)
Loans Payable, net of unamortized
debt issuance costs		$128,383	5.57%	$27,696	6.56%

(1)	Collateralized by the Company’s securities portfolio and is due on demand. The Company must maintain a coverage ratio of approximately 2 times.

(2)	Represents an unsecured revolving credit facility syndicated with three banks, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A. and Wells Fargo, N.A. For information about this credit facility, as it was amended as of May 7, 2026, see “Unsecured Line of Credit” below.

(3)	Represents revolving credit agreements totaling $98.5 million with 21st Mortgage Corporation (“21st Mortgage”), Customers Bank, Northpoint Commercial Finance and Triad Financial Services (“Triad”) to finance inventory purchases. Interest rates on these agreements range from zero percent for $1.0 million of the amount drawn down and prime minus 0.75% to SOFR plus 4% for the remaining interest-bearing portion of the amount drawn down. Subsequent to quarter end, the Company paid off the interest-bearing portion of this balance.

(4)	Represents a term loan secured by rental homes and rental home leases, with a fixed interest rate of 6.15% and a maturity date of May 10, 2028.

(5)	Represents a $25 million revolving line of credit secured by rental homes and their leases of which $11 million is secured by rental homes located within the OZ Fund’s communities with $14 million having a maturity date of May 10, 2028 and $11 million having a maturity date of November 7, 2026 with a one-year extension option, both with an interest rate of prime less 0.50%.

(6)	Represents a $30 million revolving line of credit secured by rental homes and rental home leases, with an interest rate of prime plus 0.25%, with a minimum of 5%.

(7)	Represents a $35 million revolving line of credit secured by eligible notes receivable, with an interest rate of prime with a floor of 4.75%.

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

Series A Bonds

On February 6, 2022, the Company issued $102.7 million of its new 4.72% Series A Bonds due February 28, 2027, or the 2027 Bonds, in an offering to investors in Israel. The Company received $98.7 million, net of offering expenses. The 2027 Bonds are unsecured obligations of the Company denominated in New Israeli Shekels (NIS) and were issued pursuant to a Deed of Trust dated January 31, 2022 between the Company and Reznik Paz Nevo Trusts Ltd., an Israeli trust company, as trustee. The 2027 Bonds pay interest at a rate of 4.72% per year. Interest on the 2027 Bonds is payable semi-annually on August 31, 2022, and on February 28 and August 31 of the years 2023-2026 (inclusive) and on the final maturity date of February 28, 2027. The principal and interest will be linked to the U.S. Dollar. In the event of a future downgrade by two or more notches in the rating of the 2027 Bonds or a failure by the Company to comply with certain covenants in the Deed of Trust, the interest rate on the 2027 Bonds will be subject to increase. However, any such increases, in the aggregate, would not exceed 1.25% per annum. As of September 30, 2026, the Company is in compliance with these covenants.

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

The Company is currently evaluating various financing alternatives to repay the 2027 Bonds upon their maturity on February 28, 2027. These alternatives may include, among others, the issuance of new debt securities, including bonds or convertible debt, borrowings under the Company’s existing revolving credit facility, the issuance of common or preferred equity securities, or a combination of these alternatives. The Company has not yet determined the specific sources of funding that will be utilized to repay the 2027 Bonds, and any financing transactions will be subject to prevailing market conditions and other relevant factors.

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

Principal of the Series B Bonds will be payable on June 30, 2030. The Company will pay interest on the Series B Bonds at a rate of 5.85% per annum, payable semi-annually on June 30 and December 31 of each year, beginning December 31, 2025 and continuing through the maturity date. Payments of principal and interest will be made in NIS and will be adjusted for changes in the exchange rate of the U.S. Dollar to the NIS as of each payment date. In the event of any future downgrade by two or more notches in the rating of the Series B Bonds (or if the Series B Bonds cease to be rated due to a failure by the Company to comply with certain reporting and other obligations under the Series B Deed of Trust), the interest rate on the Series B Bonds will be subject to increase by up to 1.25% per annum. In addition, the interest rate on the Series B Bonds will be subject to increase by up to 0.5% per annum upon any failure by the Company to comply with certain financial covenants in the Series B Deed of Trust. The maximum aggregate additional interest payable on the Series B Bonds as a result of any such downgrades (or cessation of rating) and/or any such failures to comply with financial covenants would not exceed a rate of 1.5% per annum. Following any such increase in the interest rate, in the event of a subsequent upgrade or reinstatement of rating and/or compliance with such financial covenants, the interest rate will be reduced. As of September 30, 2026, the Company is in compliance with these covenants.

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

Mortgages Payable

The following is a summary of our mortgages payable as of September 30, 2026 and December 31, 2025 (in thousands):

	9/30/2026		12/31/2025
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Fixed rate mortgages	$548,605	4.79%	$562,095	4.73%
Unamortized debt issuance costs	(5,428)		(5,966)
Mortgages Payable, net of unamortized debt issuance costs	$543,177	4.84%	$556,129	4.78%

On May 29, 2026, the Company paid off two mortgages totaling approximately $6.7 million. On September 8, the Company paid off one mortgage totaling approximately $10.3 million.

On August 28, 2026, the Company secured a new Fannie Mae mortgage for one of its communities, through Wells Fargo Bank, N.A., for proceeds of approximately $10.2 million. This interest only loan is at a fixed rate of 6.03% with a 10-year term.

As of September 30, 2026 and December 31, 2025, the weighted average loan maturity of mortgages payable was 5.7 years and 6.1 years, respectively.

NOTE 7 – SHAREHOLDERS’ EQUITY

Common Stock

On September 15, 2026, the Company paid total cash dividends of $19.2 million or $0.225 per share to common shareholders of record as of the close of business on August 17, 2026, of which $1.1 million was reinvested in the Dividend Reinvestment and Stock Purchase Plan (“DRIP”). On October 1, 2026, the Company declared a dividend of $0.225 per share to be paid December 15, 2026 to common shareholders of record as of the close of business on November 16, 2026.

During the nine months ended September 30, 2026, the Company received, including dividends reinvested of $3.1 million, a total of $7.0 million from its DRIP. There were 474,000 shares issued under the DRIP during this period.

On September 16, 2026, the Board of Directors renewed our common stock Repurchase Program (the “Repurchase Program”) so that the Company is authorized to repurchase up to $100 million, in the aggregate, of the Company’s common stock. Purchases under the Repurchase Program may be made using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The Repurchase Program does not require the Company to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. For the nine months ended September 30, 2026, the Company did not repurchase any shares of its common stock.

Common Stock At-The-Market Sales Programs

On September 16, 2024, the Company terminated the use of its successful then-existing at-the-market sale program for its common stock and entered into a new equity distribution agreement (“September 2024 Common ATM Program”) with BMO Capital Markets Corp., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, B. Riley Securities, Inc. and Compass Point Research & Trading, LLC, as Distribution Agents, under which the Company may offer and sell shares of the Company’s common stock, $0.10 par value per share, having an aggregate sales price of up to $150 million from time to time through the Distribution Agents, as agents or principals. Sales of the shares of common stock under the Distribution Agreement for the September 2024 Common ATM Program will be in “at-the-market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. The Distribution Agents are not required to sell any specific number or dollar amount of securities but will use commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company. For the nine months ended September 30, 2026, the Company did not sell any shares of our common stock under the September 2024 Common ATM Program. Furthermore, the Company has not sold any shares under the September 2024 Common ATM Program since September 2025.

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

As of September 30, 2026, $44.6 million of common stock remained eligible for sale under the September 2024 Common ATM Program.

6.375% Series D Cumulative Redeemable Preferred Stock

On September 15, 2026, the Company paid $5.3 million in dividends or $0.3984375 per share for the period from June 1, 2026 through August 31, 2026 to holders of record as of the close of business on August 17, 2026 of our 6.375% Series D Cumulative Redeemable Preferred Stock, $0.10 par value per share, Liquidation Preference $25.00 per share (“Series D Preferred Stock”). Dividends on our Series D Preferred Stock are cumulative and payable quarterly at an annual rate of $1.59375 per share.

On October 1, 2026, the Company declared a dividend of $0.3984375 per share for the period from September 1, 2026 through November 30, 2026 to be paid on December 15, 2026 to Series D Preferred shareholders of record as of the close of business on November 16, 2026.

Preferred Stock At-The-Market Sales Program

On March 5, 2025, the Company terminated the use of its successful then-existing at-the-market sale program for its Series D Preferred Stock and entered into an at-the-market issuance sales agreement (the “2025 Preferred ATM Program”) with B. Riley, as distribution agent, under which the Company may offer and sell shares of the Company’s Series D Preferred Stock having an aggregate sales price of up to $100 million from time to time through B. Riley, as agent or principal. Sales of the shares of Series D Preferred Stock under the 2025 Preferred ATM Program, if any, will be in “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the New York Stock Exchange (the “NYSE”) or on any other existing trading market for the Series D Preferred Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. B. Riley is not required to sell any specific number or dollar amount of securities but will use commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between B. Riley and the Company.

In order to continue the 2025 Preferred ATM Program, on May 11, 2026, in connection with the Company’s filing of a new Registration Statement on Form S-3 with the Securities and Exchange Commission, the Company issued and filed with the Securities and Exchange Commission an updated prospectus for the 2025 Preferred ATM Program and amended and restated its existing at-the-market issuance sales agreement with B. Riley Securities, Inc. to add Cantor Fitzgerald & Co. and Maxim Group LLC as additional Distribution Agents (each, a “Distribution Agent” and, together with B. Riley, collectively, the “Distribution Agents”). The Distribution Agents are not required to sell any specific number or dollar amount of securities but will use their commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company.

For the nine months ended September 30, 2026, the Company issued and sold 664,000 shares of its Series D Preferred Stock under the 2025 Preferred ATM Program at a weighted average price of $21.73 per share, generating gross proceeds of $14.4 million and net proceeds of $13.8 million, after offering expenses.

As of September 30, 2026, $84.6 million of Preferred Stock remained eligible for sale under the 2025 Preferred ATM Program.

NOTE 8 – STOCK BASED COMPENSATION

The Company accounts for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined by using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Compensation costs of $1.2 million and $4.0 million, of which $242,000 and $914,000 were capitalized, have been recognized for the three and nine months ended September 30, 2026, respectively. Compensation costs of $612,000 and $7.1 million, of which $-0- and $2.8 million were capitalized, have been recognized for the three and nine months ended September 30, 2025, respectively.

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

On August 5, 2026, the Company granted options to purchase 175,000 shares of common stock to two employees under the Company’s 2023 Plan. The grant date fair value of these options amounted to approximately $435,000. These grants vest ratably over five years.

On September 16, 2026, the Company awarded a total of 11,376 shares of common stock to nine members of our Board of Directors in payment of directors fees. The grant date fair value of these awards was approximately $177,000.

On September 16, 2026, the Company granted options to purchase 150,000 shares of common stock to four employees under the Company’s 2023 Plan. The grant date fair value of these options amounted to approximately $398,000. These grants vest ratably over five years.

Subsequent to the quarter end, on October 6, 2026, the Company awarded a total of 97,227 Performance Stock Units in the form of restricted common stock to four employees, pursuant to their employment agreements. The grant date fair value of these restricted stock grants was $1.5 million. The vesting of these restricted shares of stock is subject to the achievement of certain previously established performance milestones. The determination of if and when these performance milestones have been achieved will be decided after the Company files its Annual Report on Form 10-K for the year ending December 31, 2028.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2026:

2026

Dividend yield	5.68%
Expected volatility	27.26%
Risk-free interest rate	4.55%
Expected lives	10
Estimated forfeitures	-0-

During the nine months ended September 30, 2026, nine participants in the Company’s equity incentive plans exercised options to purchase a total of 134,000 shares of common stock at a weighted-average exercise price of $11.68 per share for total proceeds of $1.6 million. The aggregate intrinsic value of options exercised was approximately $534,000. During the nine months ended September 30, 2026, options to purchase 108,400 shares were forfeited.

As of September 30, 2026, there were options outstanding under the Company’s equity incentive plans to purchase 7.0 million shares, with an aggregate intrinsic value of $5.8 million. There were 996,000 shares available for grant under the 2023 Plan.

NOTE 9 – FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” the Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities. The fair value of these financial assets and liabilities was determined using the following inputs at September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2026:
Marketable Securities - Preferred stock	$297	$297	$-0-	$-0-
Marketable Securities - Common stock	25,309	25,309	-0-	-0-
Total	$25,606	$25,606	$-0-	$-0-

As of December 31, 2025:
Marketable Securities - Preferred stock	$633	$633	$-0-	$-0-
Marketable Securities - Common stock	23,125	23,125	-0-	-0-
Total	$23,758	$23,758	$-0-	$-0-

Since 2010, including dividends, the Company has netted over $59.1 million in gains from its investments in marketable equity securities issued by other REITs. Other than purchasing marketable equity securities through automatic dividend reinvestments, the Company has not made any purchases of REIT securities since 2022, including during the nine months ended September 30, 2026, and the Company does not intend to increase its investment in the REIT securities portfolio. The REIT securities portfolio provides the Company with additional diversification, liquidity and income.

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

The fair value of cash and cash equivalents and notes receivable approximate their current carrying amounts since all such items are short-term in nature. The fair value of variable rate loans payable approximate their current carrying amounts since such amounts payable are at approximately a weighted-average current market rate of interest. As of September 30, 2026, the estimated fair value of fixed rate mortgages payable amounted to $538.7 million and the carrying value of fixed rate mortgages payable amounted to $548.6 million.

NOTE 10 – CONTINGENCIES, COMMITMENTS AND OTHER MATTERS

The Company is subject to claims and litigation in the ordinary course of business. Management does not believe that any such claim or litigation will have a material adverse effect on the business, assets, or results of operations of the Company.

The Company had an agreement with 21st Mortgage under which 21st Mortgage provided financing for home purchasers in the Company’s communities. The Company did not receive referral fees or other cash compensation under the agreement. If 21st Mortgage made loans to purchasers and those purchasers defaulted on their loans and 21st Mortgage repossessed the homes securing such loans, the Company agreed to purchase from 21st Mortgage each such repossessed home for a price equal to 80% to 95% of the amount under each such loan, subject to certain adjustments. As of September 30, 2026, the total loan balance under this agreement was approximately $1.8 million. Additionally, 21st Mortgage previously made loans to purchasers in certain communities we acquired. In conjunction with these acquisitions, the Company has agreed to purchase from 21st Mortgage each repossessed home, if those purchasers default on their loans. The purchase price ranges from 55% to 100% of the amount under each such loan, subject to certain adjustments. As of September 30, 2026, the total loan balance owed to 21st Mortgage with respect to homes in these acquired communities was approximately $354,000. This program was terminated on June 22, 2023. The Company’s repurchase obligations for the outstanding loans that were originated by 21st Mortgage remain in effect.

The Company entered into a Manufactured Home Retailer Agreement (the “MHRA”) with 21st Mortgage on January 24, 2023, under which 21st Mortgage provides financing for home purchasers in the Company’s communities. 21st Mortgage has no recourse against the Company under the MHRA except in instances where the Customer defaults before two scheduled monthly payments are paid by the purchaser and the default is based on any dispute between S&F and the purchaser surrounding the terms or execution of the purchase and sale of the home. Upon such a default, S&F is to take assignment of the loan from 21st Mortgage for the unpaid principal balance plus accrued interest. As of September 30, 2026, no loans have been originated under the MHRA.

S&F entered into a Chattel Loan Origination, Sale and Servicing Agreement (“COP Program”) with Triad Financial Services, effective January 1, 2016. Neither the Company, nor S&F, receive referral fees or other cash compensation under the agreement. If the loan is approved under the COP Program, then it is originated by Triad, purchased by S&F and then assigned by S&F to the Company. Included in Notes and Other Receivables is approximately $109.9 million of loans that the Company acquired under the COP Program as of September 30, 2026.

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

On June 26, 2026, UMH and Nuveen entered into a First Amendment to the 2021 LLC Agreement. Under the terms of the First Amendment, if Nuveen chooses not to contribute additional capital to fund additional home acquisitions, UMH can continue to fund the 2021 joint venture, thus increasing UMH’s ownership percentage and decreasing Nuveen’s ownership percentage. However, UMH’s unilateral contributions to the 2021 joint venture cannot exceed an amount that would dilute Nuveen’s ownership below 40%. In addition, any time after December 31, 2027 (or earlier if UMH violates certain requirements of the 2021 LLC Agreement or experiences a “Change in Control”), Nuveen will have the right to require UMH to purchase Nuveen’s interest in the 2021 joint venture for cash in an amount equal to Nuveen’s total capital contributions to the 2021 joint venture. During the quarter ended September 30, 2026, UMH made unilateral contributions of $2.9 million to the 2021 joint venture, resulting in Nuveen’s ownership percentage reducing to 58% and UMH’s ownership percentage increasing to 42%. As of September 30, 2026, total contributions made by Nuveen and UMH to the 2021 joint venture were $41.7 million and $30.7 million, respectively. Nuveen’s and UMH’s ownership percentages remain at 60% and 40%, respectively in the 2023 joint venture and as of September 30, 2026, total contributions made by Nuveen and UMH to the 2023 joint venture were $12.0 million and $8.0 million, respectively. (See Note 4).

NOTE 11– SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2026 and 2025 was $30.0 million and $23.2 million, respectively. Interest cost capitalized to land development was $4.8 million and $4.4 million for the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026 and 2025, stock compensation of $914,000 and $2.8 million, respectively, was capitalized to land development.

During the nine months ended September 30, 2026 and 2025, compensation for payroll and related benefits of $3.8 million and $2.7 million, respectively, was capitalized to land development.

During the nine months ended September 30, 2026 and 2025, the Company had Dividend Reinvestments of $3.1 million and $2.6 million, respectively, which required no cash transfers.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were issued.

Subsequent to September 30, 2026, the Company paid down its interest-bearing portion of its outstanding balance of $6.6 million on its floorplan inventory financing revolving lines of credit, which had a weighted average interest rate of 7.20%.

Subsequent to the quarter end, on October 6, 2026, the Company awarded a total of 97,227 Performance Stock Units in the form of restricted common stock to four employees, pursuant to their employment agreements. The grant date fair value of these restricted stock grants was $1.5 million. The vesting of these restricted shares of stock is subject to the achievement of certain previously established performance milestones. The determination of if and when these performance milestones have been achieved will be decided after the Company files its Annual Report on Form 10-K for the year ending December 31, 2028.

On October 28, 2026, the Company drew down $20 million on its unsecured line of credit.

On October 29, 2026, the Company paid off one mortgage totaling approximately $12.9 million.

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

	Three Months Ended		Nine Months Ended
	9/30/26	9/30/25	9/30/26	9/30/25

Rental and Related Income	$62,351	$57,813	$182,906	$169,630
Community Operating Expenses	26,156	25,043	76,726	71,697
Net Income (Loss) Attributable to Common Shareholders	(2,144)	4,149	4,855	5,759
Net Income (Loss) Attributable to Common Shareholders Per Share – Basic and Diluted	$(0.02)	$0.05	$0.06	$0.07

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2026, the Company operated a portfolio of 145 manufactured home communities, of which 142 are majority owned and are included in our consolidated operations with the remaining three owned through our two joint ventures with Nuveen Real Estate in which the Company has a 42% interest in our first joint venture and a 40% interest in our second joint venture. Our first joint venture owns two communities in Florida (Sebring Square and Rum Runner) and our second joint venture owns one community in Pennsylvania (Honey Ridge). Of the 142 majority owned communities, 140 are owned 100% by the Company with the remaining two owned by the Company’s Opportunity Zone Fund, in which the Company has a 77% interest. The Company’s portfolio of 145 communities contains approximately 27,300 developed homesites, of which 11,400 contain rental homes that are leased to residents. These 145 communities are located in twelve states consisting of New Jersey, New York, Ohio, Pennsylvania, Tennessee, Indiana, Maryland, Michigan, Alabama, South Carolina, Florida and Georgia. In addition, the Company has over 1,000 self-storage units that are available for leasing by residents. UMH has continued to execute our growth strategy of purchasing well-located communities in our target markets, including the energy-rich Marcellus and Utica Shale regions.

The Company earns income from the operation of its manufactured home communities which includes leasing of manufactured homesites, the rental of manufactured homes, the sale and finance of manufactured homes, the brokering of third-party home sales, self-storage leases, oil and gas leases, cable service agreements and from appreciation in the values of the manufactured home communities and vacant land owned by the Company. In addition, the Company receives property management and other fees from its joint venture arrangements with Nuveen and from its opportunity zone fund.

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

The Company intends to continue to increase its real estate investments and investments in expansions. Our business plan includes acquiring communities that over time are expected to yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. This has resulted in increased occupancy rates and improved operating results. For the three and nine months ended September 30, 2026, rental and related income increased 8% and 9%, respectively, from the prior year period and Community Net Operating Income (“NOI”), as defined below, increased 10% and 9%, respectively. Same property NOI, which includes communities owned and operated as of January 1, 2025 (excluding River Bluff Estates), increased 10% and 9% for the three and nine months ended September 30, 2026, respectively, over the prior year period driven by a 30 basis point increase in occupancy, to 88.8%, and rental rate increases of 5.1%. We have been positioning ourselves for future growth and will continue to seek opportunistic investments. In addition, on behalf of our joint venture arrangements with Nuveen Real Estate, we will seek opportunities to acquire manufactured home communities that are under development and/or newly developed and meet certain other investment guidelines. We will also seek additional opportunities, through our opportunity zone fund, to acquire communities that require substantial capital investment and are located in qualified opportunity zones.

The macro-economic environment and current housing fundamentals continue to favor home rentals. Although 30-year fixed rate mortgage rates have shown signs of stabilizing, they are still approximately 7.3%. Housing inventory has improved but affordability remains a challenge for many prospective buyers, especially lower and middle-income households. We believe rental homes in a manufactured home community allow the resident to obtain the efficiencies of factory-built housing and the amenities of community living for less than the cost of other forms of affordable housing. We continue to see strong demand for rental homes. During the nine months ended September 30, 2026, our portfolio of rental homes, including the joint venture entities, increased by 324 homes, net of rental home sales. Occupied rental homes represent approximately 44.9% of total occupied sites. Occupancy in rental homes continues to be strong and registered at 94.8% as of September 30, 2026. Our manufactured home communities compare favorably with other types of rental housing, including apartments, and we will continue to allocate capital to rental home purchases, as demand dictates.

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

A reconciliation of Net Income (Loss) Attributable to Common Shareholders to Community NOI for the three and nine months ended September 30, 2026 and 2025 is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/26	9/30/25	9/30/26	9/30/25

Net Income (Loss) Attributable to Common Shareholders	$(2,144)	$4,211	$4,855	$6,472
Sales of Manufactured Homes	(11,784)	(9,147)	(28,707)	(26,276)
Cost of Sales of Manufactured Homes	8,127	5,795	19,010	17,264
Selling Expenses	2,351	2,223	6,555	5,685
General and Administrative Expenses	5,350	4,283	15,962	16,538
Depreciation Expense	18,530	16,808	54,773	49,210
Interest Income	(2,014)	(2,354)	(6,151)	(6,677)
Dividend Income	(322)	(373)	(925)	(1,122)
Loss on Sales Marketable Securities, net	130	-0-	36,548	-0-
(Increase) Decrease in Fair Value of Marketable Securities	3,647	(1,576)	(38,663)	161
Other Income	(249)	(265)	(680)	(694)
Loss on Investment in Joint Ventures	52	96	140	310
Interest Expense, including Amortization of Financing Costs	9,300	7,930	28,065	21,232
(Gain) Loss on Sales of Investment Property and Equipment	(27)	72	(72)	109
Preferred Dividends	5,329	5,129	15,682	15,387
Loss Attributable to Non-Controlling Interest	(81)	(55)	(212)	(159)

Community NOI	$36,195	$32,777	$106,180	$97,440

The Company’s Community NOI for the three and nine months ended September 30, 2026 and 2025 consists of (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/26	9/30/25	9/30/26	9/30/25

Rental and Related Income	$62,351	$57,771	$182,906	$168,510
Less: Community Operating Expenses	26,156	24,994	76,726	71,070
Community NOI	$36,195	$32,777	$106,180	$97,440

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

A reconciliation of Net Income (Loss) Attributable to Common Shareholders to the Company’s FFO and Normalized FFO, attributable to common shareholders for the three and nine months ended September 30, 2026 and 2025 are calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	9/30/26	9/30/25	9/30/26	9/30/25

Net Income (Loss) Attributable to Common Shareholders	$(2,144)	$4,211	$4,855	$6,472
Depreciation Expense	18,530	16,808	54,773	49,210
Depreciation Expense from Unconsolidated Joint Ventures	258	228	752	666
(Gain) Loss on Sales of Investment Property and Equipment	(27)	72	(72)	109
(Increase) Decrease in Fair Value of Marketable Securities	3,647	(1,576)	(38,663)	161
Loss on Sales of Marketable Securities, net	130	-0-	36,548	-0-
FFO Attributable to Common Shareholders	20,394	19,743	58,193	56,618

Adjustments:
Amortization of Financing Costs	876	877	2,939	2,123
Non- Recurring Other Expense (1)	795	693	1,806	844
Normalized FFO Attributable to
Common Shareholders	$22,065	$21,313	$62,938	$59,585

(1)

Consists of one-time legal fees and professional fees ($510 and $1,373, respectively) and employee transition pay ($285 and $433, respectively) for the three and nine months ended September 30, 2026. Consists of one-time legal and professional fees for the three and nine months ended September 30, 2025.

The following are the cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended
	9/30/26	9/30/25

Operating Activities	$62,080	$60,643
Investing Activities	(131,300)	(164,736)
Financing Activities	35,339	37,385

Changes In Results Of Operations

Net Income (Loss) Attributable to Common Shareholders decreased $6.4 million from net income of $4.2 million for the three months ended September 30, 2025, to a net loss of $2.1 million for the three months ended September 30, 2026. Net Income Attributable to Common Shareholders decreased $1.6 million from net income of $6.5 million for the nine months ended September 30, 2025, to net income of $4.9 million for the nine months ended September 30, 2026. The decreases for both the three and nine months ended from September 30, 2025 to September 30, 2026, were mainly due to increases in interest expense and depreciation expense and the change in fair value of marketable securities, partially offset by an increase in Community NOI.

Rental and related income increased 8% from $57.8 million for the three months ended September 30, 2025 to $62.4 million for the three months ended September 30, 2026. Rental and related income increased 9% from $168.5 million for the nine months ended September 30, 2025 to $182.9 million for the nine months ended September 30, 2026. These increases were due to acquisitions in 2025, increases in rental rates and same property occupancy and additional rental homes. Same property occupancy has increased 30 basis points from 88.5% as of September 30, 2025 to 88.8% at September 30, 2026. Occupied rental homes increased 6% from approximately 10,100 homes at September 30, 2025 to 10,800 homes at September 30, 2026.

Community operating expenses increased 5% from $25.0 million for the three months ended September 30, 2025 to $26.2 million for the three months ended September 30, 2026. Community operating expenses increased 8% from $71.1 million for the nine months ended September 30, 2025 to $76.7 million for the nine months ended September 30, 2026. These increases were due to acquisitions made in 2025 and an increase in payroll and related costs, real estate taxes, insurance and water and sewer costs.

Community NOI increased 10% from $32.8 million for the three months ended September 30, 2025 to $36.2 million for the three months ended September 30, 2026. Community NOI increased 9% from $97.4 million for the nine months ended September 30, 2025 to $106.2 million for the nine months ended September 30, 2026. These increases were primarily due to increases in rental rates, occupancy and rental homes. For the three months ended September 30, 2026 and 2025, the Company’s operating expense ratio (defined as community operating expenses divided by rental and related income), without one-time legal and professional fees, decreased 30 basis points and was 41.9% and 42.2%, respectively and was flat at 41.8% for both the nine months ended September 30, 2026 and 2025. Many recently acquired communities have deferred maintenance requiring higher than normal expenditures in the first few years of ownership. Since most of the community expenses consist of fixed costs, as occupancy rates increase, these expense ratios are expected to continue to improve. Due to the Company’s ability to increase its rental rates annually (subject to limitations on rent increases in certain jurisdictions), increasing costs due to inflation and changing prices have generally not had a material effect on revenue and income from continuing operations.

Including sales from our Joint Ventures with Nuveen Real Estate, which includes sales at our Honey Ridge community, sales of manufactured homes increased 29% from $10.0 million for the three months ended September 30, 2025 to $12.8 million for the three months ended September 30, 2026 and increased 16% from $27.1 million for the nine months ended September 30, 2025 to $31.4 million for the nine months ended September 30, 2026.

Sales of manufactured homes increased 29% from $9.1 million, or 100 homes, for the three months ended September 30, 2025 to $11.8 million, or 109 homes, for the three months ended September 30, 2026. The average sales price was $108,000 and $91,000 for the three months ended September 30, 2026 and 2025, respectively. Cost of sales of manufactured homes amounted to $8.1 million and $5.8 million for the three months ended September 30, 2026 and 2025, respectively. The gross profit percentage was 31% and 37% for the three months ended September 30, 2026 and 2025, respectively. Selling expenses, which includes salaries, commissions, advertising and other miscellaneous expenses, amounted to $2.4 million and $2.2 million for the three months ended September 30, 2026 and 2025, respectively. Gain from the sales operations (defined as sales of manufactured homes, less cost of sales of manufactured homes, less selling expenses, less interest on the financing of inventory) amounted to $1.0 million or 9% of total sales and $1.3 million or 14% of total sales for the three months ended September 30, 2026 and 2025, respectively. Gains from the sales operations, excluding interest on the financing of inventory, amounted to $1.3 million or 11% of total sales and $1.1 million or 12% of total sales for the three months ended September 30, 2026 and 2025, respectively.

Sales of manufactured homes increased 9% from $26.3 million, or 273 homes, for the nine months ended September 30, 2025 to $28.7 million, or 283 homes, for the nine months ended September 30, 2026. The average sales price was $101,000 and $96,000 for the nine months ended September 30, 2026 and 2025, respectively. Cost of sales of manufactured homes amounted to $19.0 million and $17.3 million for the nine months ended September 30, 2026 and 2025, respectively. The gross profit percentage was 34% for the nine months ended September 30, 2026 and 2025. Selling expenses amounted to $6.6 million and $5.7 million for the nine months ended September 30, 2026 and 2025, respectively. Gains from the sales operations amounted to $2.7 million or 9% of total sales and $3.2 million or 12% of total sales for the nine months ended September 30, 2026 and 2025, respectively. Gains from the sales operations, excluding interest on the financing of inventory, amounted to $3.1 million or 11% of total sales and $3.3 million or 13% of total sales for the nine months ended September 30, 2026 and 2025, respectively. Many of the costs associated with sales, such as salaries, and to an extent, advertising and promotion, are fixed.

The median price for a single-family home in America has increased year over year for 39 consecutive months and is still near record highs and is currently around $423,000, driven by low inventory and high demand. Affordability remains strained as sales have slowed and mortgage rates currently hover near 7.3%. With approximately 66% of outstanding mortgages having an interest rate below 5%, many homeowners are reluctant to give up low-rate mortgages, resulting in an unwillingness to sell their homes. Therefore, the inherent relative affordability of our property type has become increasingly more apparent, which should result in increased demand. The Company continues to be optimistic about future sales and rental prospects given the fundamental need for affordable housing. The Company believes that sales of new homes produce new rental revenue and represent an investment in the upgrading of our communities. In addition, the recently enacted 21st Century ROAD to Housing Act includes several provisions designed to support and expand the manufactured housing industry by reducing regulatory barriers, improving access to financing and encouraging increased utilization of factory-built housing. The legislation provides greater flexibility in the design and construction of manufactured homes, including eliminating the federal requirement for a permanent chassis. We believe these initiatives should enhance the attractiveness and affordability of manufactured housing, expand homeownership opportunities and increase demand for homes and sites within our communities.

General and administrative expenses increased 25% from $4.3 million for the three months ended September 30, 2025 to $5.4 million for the three months ended September 30, 2026. This increase is primarily due to an increase in meeting costs as a result of our biennial in-person employee training meeting (which was not held last year) and an increase in payroll and related personnel costs. General and administrative expenses decreased 3% from $16.5 million for the nine months ended September 30, 2025 to $16.0 million for the nine months ended September 30, 2026. This decrease is primarily due to a decrease in stock-based compensation expense from $4.3 million for the nine months ended September 30, 2025 to $3.0 million for the nine months ended September 30, 2026. General and administrative expenses as a percentage of gross revenue (total income plus interest, dividends and other income) was 7.0% and 7.3% for the three and nine months ended September 30, 2026, respectively, as compared to 6.1% and 8.1% for the three and nine months ended September 30, 2025, respectively.

Depreciation expense increased 10% from $16.8 million for the three months ended September 30, 2025 to $18.5 million for the three months ended September 30, 2026. Depreciation expense increased 11% from $49.2 million for the nine months ended September 30, 2025 to $54.8 million for the nine months ended September 30, 2026. This increase was primarily due to the increase in depreciation for rental homes, acquisitions in 2025 and expansions during 2025 and 2026.

Interest income decreased 14% from $2.4 million for the three months ended September 30, 2025 to $2.0 million for the three months ended September 30, 2026. Interest income decreased 8% from $6.7 million for the nine months ended September 30, 2025 to $6.2 million for the nine months ended September 30, 2026. This decrease was primarily due to the decreased interest earned on our excess cash, partially offset by an increase in the average balance of notes receivable. The average balance of notes receivable was $107.1 million and $94.4 million at September 30, 2026 and 2025, respectively.

Dividend income remained relatively stable for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025.

For the three months ended September 30, 2026, the Company had a net loss of $3.8 million on our securities portfolio consisting of a decrease in fair value of marketable securities of $3.6 million and a loss on sales of marketable securities of $130,000. For the nine months ended September 30, 2026, the Company had a net gain of $2.1 million on our securities portfolio consisting of an increase in fair value of marketable securities of $38.7 million partially offset by a loss on sales of marketable securities of $36.5 million. The Company had an increase in the fair value of marketable securities of $1.6 million and a decrease of $161,000 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the Company had total net unrealized losses of $2.1 million in its REIT securities portfolio.

Since 2010, including dividends, the Company has netted over $59.1 million in gains from our investments in marketable equity securities issued by other REITs. Other than purchasing marketable equity securities through automatic dividend reinvestments, the Company has not made any purchases of REIT securities since 2022 and the Company does not intend to increase its investment in the REIT securities portfolio. The REIT securities portfolio provides the Company with additional diversification, liquidity and income.

Interest expense, including amortization of financing costs, increased 17% from $7.9 million for the three months ended September 30, 2025 to $9.3 million for the three months ended September 30, 2026. Interest expense, including amortization of financing costs, increased 32% from $21.2 million for the nine months ended September 30, 2025 to $28.1 million for the nine months ended September 30, 2026. The average balance of our total debt increased from $643.6 million at September 30, 2025 to $805.8 million at September 30, 2026. The weighted average interest rate on our total debt increased from 4.8% at September 30, 2025 to 5.0% at September 30, 2026, respectively.

Changes in Financial Condition

Total investment property increased 4% or $81.9 million during the nine months ended September 30, 2026. In addition to adding 324 rental homes, net of 128 rental homes sold to its communities during the nine months ended September 30, 2026, the Company is preparing sites for additional homes to be added during the year. Occupied rentals increased by 544 rental homes from December 31, 2025 to September 30, 2026. The Company’s occupancy rate on its rental homes portfolio increased 100 basis points and was 94.8% at September 30, 2026 as compared to 93.8% at December 31, 2025.

Marketable securities increased 8% or $1.8 million during the nine months ended September 30, 2026 due to the net increase in fair value. Since 2010, including dividends, the Company has netted over $59.1 million in gains from its investments in marketable equity securities issued by other REITs. Other than purchasing marketable equity securities through automatic dividend reinvestments, the Company has not made any purchases of REIT securities since 2022 and we do not intend to increase our investments in our REIT securities portfolio.

Land development costs increased 105% or $41.8 million during the nine months ended September 30, 2026 due to an increase in expansion projects. Since 2018, the Company has built 1,192 expansion sites in 16 communities. Occupancy levels at these sites are approximately 51%. Once fully occupied, these sites will contribute to increased community operating income. The Company currently has approximately 1,184 expansion sites in the approval process, including one greenfield development in Coxsackie, NY for approximately 360 sites.

Mortgages payable, net of unamortized debt issuance costs, decreased 2% or $13.0 million during the nine months ended September 30, 2026, primarily due to a new mortgage of $10.2 million offset by mortgage payoffs of approximately $17.0 million and principal payments of approximately $6.8 million.

Loans payable, net of unamortized debt issuance costs, increased 364% or $100.7 million during the nine months ended September 30, 2026. This increase was due to $100 million being drawn down on our unsecured line of credit, an increase of $2.7 million on our line of credit for financing home sales, plus an increase due to the amortization of debt issuance costs of $782,000, offset by the paydown of $555,000 on our revolving lines of credit used to purchase home inventory and $1.9 million of debt issuance costs incurred to expand and extend our existing unsecured line of credit.

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

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company may sell marketable securities from its investment portfolio, borrow on its unsecured credit facility or lines of credit, incur other indebtedness, finance and refinance its properties, and/or raise capital through the DRIP and capital markets, including through the Company’s ATM Programs. In order to provide financial flexibility to opportunistically access the capital markets, the Company implemented a September 2024 Common ATM Program which allows the Company to offer and sell shares of the Company’s common stock, having an aggregate sales price of up to $150 million, from time to time through the Distribution Agents. As of September 30, 2026, $44.6 million of common stock remained eligible for sale under the September 2024 Common ATM Program. Additionally, the Company implemented a 2025 Preferred ATM Program which allows the Company to offer and sell shares of the Company’s Series D Preferred Stock having an aggregate sales price of up to $100 million from time to time through B. Riley, as Distribution Agent. On May 11, 2026, the Company amended and restated its existing at-the-market issuance sale agreement for the 2025 Preferred ATM Program with B. Riley Securities, Inc. to add Cantor Fitzgerald & Co. and Maxim Group LLC (each, a “Distribution Agent” and, collectively with B. Riley Securities, Inc., the “Distribution Agents”). The Distribution Agents are not required to sell any specific number or dollar amount of securities but will use their commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the Distribution Agents and the Company.

As of September 30, 2026, $84.6 million of Series D Preferred Stock remained eligible for sale under the 2025 Preferred ATM Program.

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

The Company continues to strengthen its capital and liquidity positions. During the nine months ended September 30, 2026, the Company issued and sold 664,000 shares of Series D Preferred Stock through our 2025 Preferred ATM Program, at a weighted average price of $21.73 per share, generating gross proceeds of $14.4 million and net proceeds of $13.8 million, after offering expenses. During the nine months ended September 30, 2026, the Company did not sell any shares of common stock under our September 2024 Common ATM Program. Furthermore, the Company has not sold any shares under the September 2024 Common ATM Program since September 2025.

The Company also raised $7.0 million from the issuance of common stock in the DRIP during the nine months ended September 30, 2026, which included dividend reinvestments of $3.1 million. Dividends paid on the common stock for the nine months ended September 30, 2026 were $57.5 million, including $3.1 million reinvested. Dividends paid on the Series D Preferred Stock for the nine months ended September 30, 2026 totaled $15.7 million.

Net cash provided by operating activities amounted to $62.1 million and $60.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had cash and cash equivalents of $38.2 million, marketable securities of $25.6 million and $160 million available on our credit facility, with a potential total availability of up to $600 million pursuant to an accordion feature. We also had approximately $126 million available on our revolving lines of credit for the financing of home sales and purchases of inventory and $55 million available on our lines of credit secured by rental homes and rental homes leases.

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

The Company owns a portfolio of 145 manufactured home communities, of which 142 are majority owned and are included in our consolidated operations with the remaining three owned through our joint ventures with Nuveen Real Estate. Of the 142 majority owned communities, 140 are owned 100% by the Company, of which 60 are unencumbered and are eligible to be included in the unencumbered asset pool under our unsecured revolving credit facility. We may choose to exclude any of these communities from the unencumbered asset pool so that we can raise additional funds by obtaining community level mortgage debt on these communities. Our marketable securities, unencumbered properties, and lines of credit provide the Company with additional liquidity. The Company holds a 42% interest in our first joint venture with Nuveen, which owns two newly developed communities that are unencumbered, and a 40% interest in our second joint venture with Nuveen, which owns one newly developed community that is unencumbered.

As of September 30, 2026, the Company had total assets of $1.8 billion and total liabilities of $884.5 million. The Company’s net debt (net of unamortized debt issuance costs and cash and cash equivalents) to total market capitalization as of September 30, 2026 was approximately 32% and the Company’s net debt, less securities to total market capitalization as of September 30, 2026 was approximately 31%. As of September 30, 2026, the Company had six mortgages totaling $56.5 million due within the next 12 months. The Company believes that it has the ability to meet its obligations and to generate funds for new investments.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As discussed in Note 4 and Note 10 to the Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, during the nine months ended September 30, 2026, the Company entered into an amendment to the terms of its 2021 joint venture with Nuveen Real Estate. Accordingly, the previously disclosed risk factor relating to our joint venture relationship with Nuveen Real Estate that was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 is updated to read as follows:

Our joint venture relationship with Nuveen Real Estate may subject us to risks, including limitations on our decision-making authority and the risk of disputes, which could adversely affect us. We have entered into joint venture arrangements with Nuveen Real Estate under which we operate three manufactured home communities that are recently developed. It is possible that our joint venture partner, Nuveen Real Estate, may have business interests, goals, priorities or concerns that are different from our business interests, goals, priorities or concerns. Although we manage the joint venture entities and their properties, we do not have full control over decisions and require approval of Nuveen Real Estate for major decisions. As a result, we may face the risk of disputes, including potential deadlocks in making decisions. In addition, the joint venture agreements provide that until the capital contributions to the joint venture entities are fully funded or the joint ventures are terminated, and unless Nuveen declines an acquisition proposed by us, the joint ventures will be the exclusive vehicle for us to acquire any manufactured home communities that meet the joint venture’s investment guidelines. Nuveen Real Estate will have the right to remove and replace us as managing member of the joint venture entities and manager of the joint venture’s properties if we breach certain obligations or certain events occur, in which event Nuveen Real Estate may elect to buy out our interest in the applicable joint venture entity at 98% of its value. With respect to the initial joint venture that was formed in 2021, which owns and operates two communities in Florida, in June 2026, we and Nuveen agreed to certain changes in the 2021 LLC Agreement, including a new provision giving Nuveen the right, at any time after December 31, 2027 (or earlier if we violate certain requirements of the 2021 LLC Agreement or experience a “Change in Control”), to require us to purchase Nuveen’s 58% interest in the joint venture for cash at an amount equal to Nuveen’s total capital contributions to the 2021 joint venture, which as of September 30, 2026 totaled approximately $41.7 million. There are also significant restrictions on our ability to exit the joint ventures. Any of these provisions could adversely affect us.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

UMH PROPERTIES, INC.

DATE:	November 2, 2026	By	/s/ Samuel A. Landy
Samuel A. Landy
President and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 2, 2026	By	/s/ Kevin S. Miller
Kevin S. Miller
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

